Form 10-Q
period 2021-07-31
Victoria's Secret & Co.
filed 2021-09-10
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40515
 _________________________________
VICTORIA'S SECRET & CO.
(Exact name of registrant as specified in its charter)
 _______________________________

Delaware			86-3167653
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
4 Limited Parkway East
	Reynoldsburg,	Ohio	43068
	(Address of principal executive offices)		(Zip Code)
(614)			577-7000
(Registrant's Telephone Number, Including Area Code)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	VSCO	The New York Stock Exchange
As of September 3, 2021, the number of outstanding shares of the Registrant’s common stock, was 88,355,930 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2021” and “second quarter of 2020” refer to the thirteen-week periods ended July 31, 2021 and August 1, 2020, respectively. “Year-to-date 2021” and “year-to-date 2020” refer to the twenty-six-week periods ending July 31, 2021 and August 1, 2020, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
COMBINED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Net Sales	$1,614	$1,066	$3,168	$1,960
Costs of Goods Sold, Buying and Occupancy	(944)	(914)	(1,826)	(1,787)
Gross Profit	670	152	1,342	173
General, Administrative and Store Operating Expenses	(467)	(395)	(914)	(790)
Operating Income (Loss)	203	(243)	428	(617)
Interest Expense	(3)	(1)	(4)	(4)
Other Income (Loss)	(1)	(1)	—	(1)
Income (Loss) Before Income Taxes	199	(245)	424	(622)
Provision (Benefit) for Income Taxes	48	(45)	99	(124)
Net Income (Loss)	$151	$(200)	$325	$(498)
Net Income (Loss) Per Basic Share	$1.71	$(2.26)	$3.68	$(5.64)
Net Income (Loss) Per Dilutive Share	$1.71	$(2.26)	$3.68	$(5.64)

VICTORIA'S SECRET & CO.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Net Income (Loss)	$151	$(200)	$325	$(498)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	2	4	(3)
Unrealized Gain (Loss) on Cash Flow Hedges	1	(1)	—	2
Reclassification of Cash Flow Hedges to Earnings	—	(1)	—	(1)
Total Other Comprehensive Income (Loss), Net of Tax	1	—	4	(2)
Total Comprehensive Income (Loss)	$152	$(200)	$329	$(500)

The accompanying Notes are an integral part of these Combined Financial Statements.

VICTORIA'S SECRET & CO.
COMBINED BALANCE SHEETS
(in millions)

	July 31, 2021	January 30, 2021	August 1, 2020
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$293	$335	$165
Cash in Escrow related to the Spin-Off	600	—	—
Accounts Receivable, Net	99	121	118
Inventories	745	701	923
Other	90	82	78
Total Current Assets	1,827	1,239	1,284
Property and Equipment, Net	999	1,078	1,208
Operating Lease Assets	1,513	1,590	1,759
Trade Name	246	246	246
Deferred Income Taxes	12	20	62
Other Assets	61	56	56
Total Assets	$4,658	$4,229	$4,615
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$371	$338	$494
Accrued Expenses and Other	702	776	614
Current Debt	—	—	10
Current Operating Lease Liabilities	332	421	455
Income Taxes	28	15	35
Due to Related Parties	2	6	2
Total Current Liabilities	1,435	1,556	1,610
Deferred Income Taxes	70	19	—
Long-term Debt	592	—	89
Long-term Debt due to Related Party	97	97	—
Long-term Operating Lease Liabilities	1,457	1,553	1,833
Other Long-term Liabilities	123	113	97
Total Liabilities	3,774	3,338	3,629
Equity
Noncontrolling Interest	—	—	3
Accumulated Other Comprehensive Income (Loss)	8	4	(31)
Net Investment by L Brands, Inc.	876	887	1,014
Total Equity	884	891	986
Total Liabilities and Equity	$4,658	$4,229	$4,615

The accompanying Notes are an integral part of these Combined Financial Statements.

VICTORIA'S SECRET & CO.
COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Second Quarter 2021

	Net Investment by L Brands, Inc.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, May 1, 2021	$1,000	$7	$—	$1,007
Net Income	151	—	—	151
Other Comprehensive Income	—	1	—	1
Total Comprehensive Income	151	1	—	152
Net Transfers to L Brands, Inc.	(275)	—	—	(275)
Balance, July 31, 2021	$876	$8	$—	$884

Second Quarter 2020

	Net Investment by L Brands, Inc.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, May 2, 2020	$1,351	$(31)	$3	$1,323
Net Loss	(200)	—	—	(200)
Other Comprehensive Income	—	—	—	—
Total Comprehensive Loss	(200)	—	—	(200)
Net Transfers to L Brands, Inc.	(137)	—	—	(137)
Balance, August 1, 2020	$1,014	$(31)	$3	$986

The accompanying Notes are an integral part of these Combined Financial Statements.

VICTORIA'S SECRET & CO.
COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2021

	Net Investment by L Brands, Inc.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, January 30, 2021	$887	$4	$—	$891
Net Income	325	—	—	325
Other Comprehensive Income	—	4	—	4
Total Comprehensive Income	325	4	—	329
Net Transfers to L Brands, Inc.	(336)	—	—	(336)
Balance, July 31, 2021	$876	$8	$—	$884

Year-to-Date 2020

	Net Investment by L Brands, Inc.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, February 1, 2020	$1,341	$(29)	$2	$1,314
Net Loss	(498)	—	—	(498)
Other Comprehensive Loss	—	(2)	—	(2)
Total Comprehensive Loss	(498)	(2)	—	(500)
Other	—	—	1	1
Net Transfers from L Brands, Inc.	171	—	—	171
Balance, August 1, 2020	$1,014	$(31)	$3	$986

The accompanying Notes are an integral part of these Combined Financial Statements.

VICTORIA'S SECRET & CO.
COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2021	2020
Operating Activities:
Net Income (Loss)	$325	$(498)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	158	171
Asset Impairment Charges	—	214
Share-based Compensation Expense	15	16
Deferred Income Taxes	59	(126)
Gain from Hong Kong Store Closure and Lease Termination	—	(39)
Changes in Assets and Liabilities:
Accounts Receivable	22	39
Inventories	(44)	(68)
Accounts Payable, Accrued Expenses and Other	(86)	50
Income Taxes	12	3
Other Assets and Liabilities	(72)	128
Net Cash Provided by (Used for) Operating Activities	389	(110)
Investing Activities:
Capital Expenditures	(66)	(70)
Other Investing Activities	—	(2)
Net Cash Used for Investing Activities	(66)	(72)
Financing Activities:
Proceeds from Issuance of Long-Term Debt	600	—
Borrowings from Foreign Facilities	—	33
Repayments of Foreign Facilities	—	(85)
Net Transfers from (to) L Brands, Inc.	(367)	155
Net Cash Provided by Financing Activities	233	103
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(1)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	558	(80)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	335	245
Cash and Cash Equivalents and Restricted Cash, End of Period	$893	$165

The accompanying Notes are an integral part of these Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Victoria's Secret & Co. Spin-Off
On July 9, 2021, L Brands, Inc. (“L Brands” or the “Parent”) announced that its Board of Directors approved the previously announced separation of the Victoria's Secret business, including PINK, into an independent, publicly traded company (the "Separation"). Prior to the Separation, L Brands operated the Bath & Body Works, Victoria’s Secret and PINK retail brands.
On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange ("NYSE") market closing, the Separation of the Victoria's Secret business ("Victoria’s Secret & Co." or the "Company") was completed. On August 3, 2021, Victoria's Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO."
The Separation was achieved through the Parent’s distribution (the “Distribution”) of 100% of the shares of the Company's common stock to holders of the Parent's common stock as of the close of business on the record date of July 22, 2021. The Parent's stockholders of record received one share of the Company's common stock for every three shares of the Parent's common stock. In connection with the Separation, the Company made a cash payment of approximately $976 million to the Parent on August 2, 2021 from the issuances of certain debt (discussed in Note 9, "Long-term Debt and Borrowing Facilities"). The Parent retained no ownership interest in the Company following the Separation.
In connection with the Separation, L Brands, Inc. changed its name to Bath & Body Works, Inc. The Parent is referred to as "L Brands" throughout this Form 10-Q as that was its name during all time periods presented.
Description of Business
The Company is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret and PINK brand names. The Company operates more than 925 Victoria’s Secret and PINK stores in the U.S., Canada and Greater China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 460 stores in more than 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria's Secret and PINK merchandise sourcing and production function serving the Company and its international partners.
The Company manages and evaluates its business activities based on geography and, as a result, determined that its Victoria’s Secret North America and Victoria’s Secret International businesses are its operating segments. The North America and International operating segments both sell women's intimate and other apparel and beauty products under the Victoria's Secret and PINK brand names and serve customers through stores and online channels. The operating segments share similar economic and other qualitative characteristics, and therefore the results are aggregated into one reportable segment.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2021” and “second quarter of 2020” refer to the thirteen-week periods ended July 31, 2021 and August 1, 2020, respectively. “Year-to-Date 2021” and “year-to-date 2020” refer to the twenty-six-week periods ending July 31, 2021 and August 1, 2020, respectively.
Basis of Presentation
The Combined Financial Statements have been derived from the consolidated financial statements and accounting records of L Brands and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during the periods presented.
Intracompany transactions have been eliminated. Transactions between the Company and L Brands have been included in these combined financial statements. For those transactions between the Company and L Brands that have been historically settled in cash, the Company has reflected such balances in the Combined Balance Sheets as Due from Related Parties or Due to Related Parties. The aggregate net effect of transactions between the Company and related parties that have been historically settled other than in cash are reflected in the Combined Balance Sheets as Net Investment by L Brands, Inc. and in the Combined Statements of Cash Flows as Net Transfers from (to) L Brands, Inc. For additional information, see Note 2, "Transactions with Related Parties."

The Combined Balance Sheets include certain L Brands' assets and liabilities that are specifically identifiable or otherwise attributable to the Company. L Brands' third-party long-term notes payable and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. Except for Long-term Debt due to Related Party, the debt reflected in the Combined Balance Sheets relate to third-party borrowings specifically attributable to, and legal obligations of, the Company.
L Brands utilizes a centralized approach to cash management and financing its operations. The Cash and Cash Equivalents held by L Brands at the corporate level are not specifically identifiable to the Company and, therefore, have not been reflected in the Company’s Combined Balance Sheets. Cash transfers between L Brands and the Company are accounted for through Net Investment by L Brands, Inc. Cash and Cash Equivalents in the Combined Balance Sheets represent cash and cash equivalents held by the Company at period-end prior to any potential transfer to the centralized cash management pool of L Brands.
The Combined Statements of Income (Loss) include costs for certain functions, including information technology, human resources and store design and construction, that historically were provided and administered on a centralized basis by L Brands. Starting in the third quarter of 2020, as part of the steps to prepare the Company to operate as a separate, standalone company, these functions were transitioned to the business and are now operated and administered as part of Victoria’s Secret & Co. For additional information, see Note 4, "Restructuring Activities." Costs applicable to the Company related to these functions are included in the Combined Statements of Income (Loss) for all periods presented. Prior to the transition of these functions, these costs were directly charged to the Company by L Brands.
In addition, for purposes of preparing these combined financial statements on a “carve-out” basis, a portion of L Brands' corporate expenses have been allocated to the Company. These expense allocations include the cost of corporate functions and resources that continue to be provided by, or administered by, L Brands including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, are included in the expense allocations. Corporate expenses of $30 million in the second quarter of 2021 and $25 million in the second quarter of 2020 were allocated and included within General, Administrative and Store Operating Expenses in the Combined Statements of Income (Loss). For year-to-date 2021 and year-to-date 2020, corporate expenses of $49 million and $45 million, respectively, were allocated and included within General, Administrative, and Store Operating Expenses in the Combined Statements of Income (Loss).
Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic or capital decisions. Going forward, the Company may perform these functions using its own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by L Brands under a transition services agreement, and the Company will provide some services to L Brands under a transition services agreement. The Company has also entered into certain commercial arrangements with L Brands in connection with the Separation.
During the periods presented in these Combined Financial Statements, the Company's income tax expense (benefit) and deferred tax balances have been included in the L Brands' income tax returns. Income tax expense (benefit) and deferred tax balances contained in the Combined Financial Statements are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in the consolidated financial statements of L Brands may or may not be included in the Combined Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Combined Financial Statements of the Company may or may not be reflected in the consolidated financial statements and income tax returns of L Brands. The taxes recorded in the Combined Statements of Income (Loss) are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from L Brands' returns.
Interim Financial Statements
The Combined Financial Statements as of and for the periods ended July 31, 2021 and August 1, 2020 are unaudited. These Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements and Notes thereto for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, and the unaudited Combined Financial Statements and Notes thereto for the thirteen-week periods ended May 1, 2021 and May 2, 2020, included in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on July 9, 2021.
In the opinion of management, the accompanying Combined Financial Statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company's stores in North America were closed on March 17, 2020, but the Company was able to re-open the majority of its stores as of the end of the second quarter of 2020. Operations in the direct channel were temporarily suspended for approximately one week in late March 2020.
The Company has adopted new operating models focused on providing a safe store environment for its customers and associates, while also delivering an engaging shopping experience. The Company remains focused on the safe operations of its distribution, fulfillment and call centers while maximizing its direct channel. There remains the potential for COVID-19-related risks of closure or operating restrictions, which could materially impact the Company's operations and financial performance in future periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the interim period is not necessarily indicative of the results expected for the full fiscal year.
Restricted Cash
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 (the "2029 Notes") in a transaction exempt from registration under the Securities Act of 1933, as amended. As of July 31, 2021, the proceeds were held in escrow for release to the Company upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds of this offering were not satisfied, the 2029 Notes would have been subject to mandatory redemption. The $600 million initial gross proceeds are included in Cash in Escrow related to the Spin-Off on the July 31, 2021 Combined Balance Sheet. For additional information, see Note 9, “Long-term Debt and Borrowing Facilities.”
As of July 31, 2021, the Company's Cash and Cash Equivalents and restricted cash totaled $893 million.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Combined Statements of Income (Loss). The Company’s share of net income or loss from its investment in the Victoria's Secret U.K. joint venture is included in General, Administrative and Store Operating Expenses in the Combined Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The carrying values of equity method investments were $32 million as of July 31, 2021, $35 million as of January 30, 2021 and $32 million as of August 1, 2020. These investments are recorded in Other Assets on the Combined Balance Sheets.
Net Investment by L Brands, Inc.
Net investment by L Brands, Inc. in the Combined Balance Sheets is presented in lieu of shareholders' equity and represents L Brands' historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from L Brands. All transactions reflected in Net Investment by L Brands, Inc. in the accompanying Combined Balance Sheets have been considered as financing activities for purposes of the Combined Statements of Cash Flows.
For additional information, see Basis of Presentation above and Note 2, "Transactions with Related Parties."
Fair Value
Cash and Cash Equivalents and restricted cash include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents and restricted cash are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
As of July 31, 2021, the fair value of the Company's outstanding third-party debt approximated its principal value. The estimated fair value of the Company’s outstanding third-party debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimate is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Derivative Financial Instruments
The Company from time to time uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Combined Balance Sheets at fair value.
The earnings of the Company’s foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company from time to time utilizes foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts for these designated cash flow hedges are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Combined Statements of Income (Loss). During the second quarter of 2021, the Company terminated its foreign currency forward contracts designated as cash flow hedges that were used to mitigate foreign currency exposure for its Canadian operations. The fair value of designated cash flow hedges is not significant for any period presented.
Concentration of Credit Risk
The Company maintains cash and cash equivalents and restricted cash with various major financial institutions. L Brands, on behalf of the Company, monitored the relative credit standing of financial institutions with whom the Company transacted with and limited the amount of credit exposure with any one entity.
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business. The Company determines the required allowance for expected credit losses using information such as customer credit history and financial condition. Amounts are recorded to the allowance when it is determined that expected credit losses may occur.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates, and the Company revises its estimates and assumptions as new information becomes available.
Earnings (Loss) Per Share
Earnings (loss) per share was calculated based on the 88 million shares of the Company's common stock distributed to the L Brands shareholders on August 2, 2021. The same number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2021 that had a material impact on the Company's combined results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's combined results of operations, financial position or cash flows.
2. Transactions with Related Parties
The combined financial statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of L Brands. The following discussion summarizes activity between the Company and L Brands.
Allocation of General Corporate Expenses
For purposes of preparing these combined financial statements on a "carve-out" basis, we have allocated a portion of L Brands' total corporate expenses to the Company. See Note 1 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a "carve-out" basis.
Due from and Due to Related Parties
Balances between the Company and L Brands, Inc. or its affiliates that are derived from transactions that have been historically cash settled are reflected in the Combined Balance Sheets as Due from and Due to Related Parties. Balances between the Company and L Brands, Inc. or its affiliates derived from transactions that have been historically settled other than in cash are included in Net Investment by L Brands, Inc. within Equity on the Combined Balance Sheets.

Long-term Debt due to Related Party
During 2020, the Company borrowed $97 million from L Brands to pay down outstanding debt with external parties. This borrowing is due in September 2025 and has a variable interest rate based on the China Loan Prime Rate, which was 3.85% as of July 31, 2021. The Company recognized $2 million of interest expense year-to-date 2021 related to this borrowing. Subsequent to July 31, 2021, the Company no longer has this Long-term Debt due to Related Party as a result of the Separation.
Net Transfers From (To) L Brands, Inc.
The following table presents the components of Net Transfers from (to) L Brands, Inc. in the second quarter and year-to-date 2021 and 2020 Combined Statements of Equity:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Cash Pooling and General Financing Activities, Net	$(322)	$(171)	$(431)	$102
Long-lived Assets (a)	(4)	—	16	—
Corporate Expense Allocations	30	25	49	45
Share-based Compensation Expense	8	7	15	16
Assumed Income Tax Payments	$13	$2	15	8
Total Net Transfers from (to) L Brands, Inc.	$(275)	$(137)	$(336)	$171
_______________
(a)Represents long-lived assets transferred between the Company and L Brands, Inc. as a result of asset allocation decisions made during the period.
Victoria's Secret Guarantees
As of July 31, 2021, the L Brands' asset-backed revolving credit facility ("L Brands ABL Facility") had aggregate commitments at $1 billion and no borrowings outstanding. Certain of the Company's subsidiaries, along with other wholly-owned subsidiaries of L Brands, Inc., guaranteed and pledged collateral to secure the L Brands ABL Facility. On August 2, 2021, L Brands amended the facility which, among other things, released the Company's subsidiaries as guarantors thereunder.
Certain of the Company's subsidiaries, along with other wholly-owned subsidiaries of L Brands, Inc., also guaranteed L Brands' obligations under certain of L Brands' long-term notes. The guarantees were full and unconditional on a joint and several basis. The Company's guarantees of obligations under L Brands' long-term notes terminated concurrently with the Separation.
The following table provides the outstanding principal balance for these notes as of July 31, 2021:

(in millions)
5.625% Fixed Interest Rate Notes due October 2023	$320
9.375% Fixed Interest Rate Notes due July 2025	500
6.694% Fixed Interest Rate Notes due January 2027	297
5.25% Fixed Interest Rate Notes due February 2028	500
7.50% Fixed Interest Rate Notes due June 2029	500
6.625% Fixed Interest Rate Notes due October 2030	1,000
6.875% Fixed Interest Rate Notes due November 2035	1,000
6.75% Fixed Interest Rate Notes due July 2036	700
Total	$4,817

3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $73 million as of July 31, 2021, $74 million as of January 30, 2021 and $72 million as of August 1, 2020. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $219 million as of July 31, 2021, $256 million as of January 30, 2021 and $217 million as of August 1, 2020. The Company recognized $110 million as revenue year-to-date 2021 from amounts recorded as deferred revenue at the beginning of the year. As of July 31, 2021, the Company recorded deferred revenue of $210 million within Accrued Expenses and Other, and $9 million within Other Long-term Liabilities on the Combined Balance Sheet.
The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2021 and 2020:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Stores – North America	$1,037	$364	$1,970	$877
Direct	469	614	990	922
International (a)	108	88	208	161
Total Net Sales	$1,614	$1,066	$3,168	$1,960
 _______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).
The Company recognized Net Sales of $31 million and $28 million for the second quarter of 2021 and 2020, respectively, related to revenue earned in connection with its U.S. private label credit card arrangement. The Company recognized Net Sales of $59 million and $53 million for year-to-date 2021 and 2020, respectively, related to revenue earned in connection with its U.S. private label credit card arrangement.
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $167 million and $137 million for the second quarter of 2021 and 2020, respectively. The Company’s net sales outside of the U.S. totaled $330 million and $243 million for year-to-date 2021 and 2020, respectively.

4. Restructuring Activities
During the second quarter of 2020, management of L Brands and the Company reduced home office head count as a result of completing a comprehensive review of the home office organizations in order to achieve meaningful reductions in overhead expenses and to decentralize significant shared functions and services to support the creation of standalone companies. Pre-tax severance and related costs associated with these reductions, totaling $51 million, are included in General, Administrative and Store Operating Expenses in the 2020 Combined Statements of Loss.
During year-to-date 2021, the Company made payments of $10 million related to severance and related costs associated with these reductions. As of July 31, 2021, a liability of $4 million related to these reductions is included in Accrued Expenses and Other on the Combined Balance Sheet.
Victoria's Secret U.K.
Due to challenging business results in the U.K., the Company entered into Administration in June 2020 to restructure store lease agreements and reduce operating losses in the U.K. business. In October 2020, the Company entered into a joint venture with Next PLC for the Victoria’s Secret business in the United Kingdom and Ireland. Under this agreement, the Company owns 49% of the joint venture, and Next owns 51% and is responsible for operations. The Company accounts for its investment in the joint venture under the equity method of accounting.

5. Inventories
The following table provides details of inventories as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Finished Goods Merchandise	$694	$663	$872
Raw Materials and Merchandise Components	51	38	51
Total Inventories	$745	$701	$923
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
6. Long-Lived Assets
The following table provides details of property and equipment, net as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Property and Equipment, at Cost	$3,755	$3,792	$3,883
Accumulated Depreciation and Amortization	(2,756)	(2,714)	(2,675)
Property and Equipment, Net	$999	$1,078	$1,208

Depreciation expense was $78 million and $81 million for the second quarter of 2021 and 2020, respectively. Depreciation expense was $158 million and $171 million for year-to-date 2021 and 2020, respectively.
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
As a result of the Company's fleet rationalization executed during 2020 and the negative operating results of certain stores, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within Costs of Goods Sold, Buying and Occupancy in the 2020 Combined Statements of Loss.
The following table provides pre-tax long-lived store asset impairment charges included in the 2020 Combined Statements of Loss:

	2020
	Second Quarter	Year-to-Date
	(in millions)
Store Asset Impairment	$14	$111
Operating Lease Asset Impairment	103	103
Total Impairment	$117	$214
Victoria's Secret Hong Kong
During the second quarter of 2020, the Company closed its unprofitable Victoria's Secret flagship store in Hong Kong. As a result of the store closure, the Company recognized a non-cash pre-tax gain of $39 million, primarily due to terminating the store lease and the related write-off of the operating lease liability in excess of the operating lease asset, which was partially impaired in fiscal 2019. This gain is included in Costs of Goods Sold, Buying and Occupancy in the 2020 Combined Statements of Loss. The Company also recorded $3 million of severance and related costs, included in General, Administrative and Store Operating Expenses in the 2020 Combined Statements of Loss.

7. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Deferred Revenue on Gift Cards	$158	$178	$147
Compensation, Payroll Taxes and Benefits	145	173	70
Rent	80	22	15
Accrued Marketing	39	44	29
Deferred Revenue on Loyalty and Private Label Credit Card	37	38	32
Taxes, Other than Income	37	45	43
Returns Reserve	20	26	28
Deferred Revenue on Direct Shipments not yet Delivered	15	30	26
Accrued Claims on Self-insured Activities	15	17	18
Supplemental Retirement Plan	—	66	60
Other	156	137	146
Total Accrued Expenses and Other	$702	$776	$614

8. Income Taxes
For purposes of our combined financial statements, income taxes have been calculated as if we file income tax returns for the Company on a standalone basis. The Company's U.S. operations and certain of its non-U.S. operations historically have been included in the income tax returns of L Brands or its subsidiaries that may not be part of the Company. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. However, the Company's tax results, as presented in the combined financial statements, may not be reflective of the results that the Company expects to generate in the future.
For the second quarter of 2021, the Company calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the second quarter of 2020 was computed on a year-to-date effective tax rate.
For the second quarter of 2021, the Company’s effective tax rate was 24.1% compared to 18.5% in the second quarter of 2020. The second quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the 2021 Combined Statements of Income on share-based awards that vested in the quarter. The second quarter of 2020 rate was lower than the Company's combined federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generated no tax benefit.
For year-to-date 2021, the Company's effective tax rate was 23.2% compared to 19.9% year-to-date 2020. The year-to-date 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the 2021 Combined Statements of Income on share-based awards that vested year-to-date. The year-to-date 2020 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generated no tax benefit.
The Company would have paid $13 million and $2 million for the second quarter of 2021 and 2020, respectively, had it filed its own separate returns in those years. Year-to-date income taxes paid would have been $15 million and $8 million for 2021 and 2020, respectively.
9. Long-term Debt and Borrowing Facilities
Issuance of Notes
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries in connection with the Separation. As of July 31, 2021, the proceeds were held in escrow for release to the Company upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds of this offering were not satisfied, the 2029 Notes would have been subject to mandatory redemption. The $600 million initial gross proceeds are included in Cash in Escrow related to the Spin-Off on the July 31, 2021 Combined Balance Sheet.

On August 2, 2021, the Company used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to L Brands in connection with the Separation.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million (the "Term Loan Facility"), which will mature in August 2028.
Interest under the Term Loan Facility will be calculated by reference to the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility will be subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic restricted subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the asset-based revolving credit facility and on a second-priority lien basis by priority collateral of the asset-based revolving credit facility, subject to customary exceptions.
On August 2, 2021, the Company also entered into a senior secured asset-based revolving credit facility (the “ABL Facility"). The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars, and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility will be the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility will be calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility will accrue an unused commitment fee ranging from 0.25% to 0.30%. The ABL Facility was undrawn at the Separation.
The Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to L Brands in connection with the Separation.
Foreign Facilities
Certain of the Company's China subsidiaries previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Foreign Facilities.
10. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$4	$—	$4
Other Comprehensive Income (Loss) Before Reclassifications	4	—	4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	4	—	4
Balance as of July 31, 2021	$8	$—	$8

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2020	$(29)	$—	$(29)
Other Comprehensive Income (Loss) Before Reclassifications	(3)	2	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(1)	(1)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(3)	1	(2)
Balance as of August 1, 2020	$(32)	$1	$(31)

11. Retirement Benefits
Certain Company employees who meet certain age and service requirements participate in a tax-qualified defined contribution retirement plan sponsored by L Brands. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. L Brands matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates' eligible annual compensation and years of service. Associate contributions and L Brands matching contributions vest immediately. Additional L Brands contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $9 million for both the second quarter of 2021 and 2020. Total expense recognized related to the qualified plan was $19 million and $18 million for year-to-date 2021 and 2020, respectively.
L Brands previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the L Brands' Board of Directors authorized the termination of the non-qualified plan. As of July 31, 2021, all benefits and obligations due under the non-qualified plan were fully paid. Total expense recognized related to the non-qualified plan was not significant for any period presented.
12. Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance and other matters arising out of the normal course of business. Actions filed against the Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy and other claims, including purported class action lawsuits. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
As previously disclosed by L Brands, on May 19, 2020 and January 12, 2021, L Brands shareholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of L Brands and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the “Lawsuits”). In addition, L Brands also received litigation and books-and-records demands from other shareholders related to the same matters (together with the Lawsuits, the “Actions”).
In July 2021, L Brands announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against L Brands (and its subsidiaries, including the Company) and past and present employees, officers and directors, among others. As part of the settlement, L Brands (and its subsidiaries, including the Company) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms will apply to both L Brands and the Company. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, with a fairness hearing currently scheduled for January 18, 2022.

13. Subsequent Events
Victoria's Secret & Co. Spin-Off
On August 2, 2021, the Separation was completed through L Brands' distribution of 100% of the shares of Victoria's Secret & Co. to holders of L Brands common stock as of the close of business on the record date of July 22, 2021. As a result of the Distribution, L Brands stockholders of record received one share of the Company's common stock for every three shares of L Brands common stock. On August 3, 2021, Victoria’s Secret & Co. began trading as an independent, publicly traded company under the stock symbol “VSCO" on the NYSE. L Brands retained no ownership interest in the Company as of the completion of the Separation.
In connection with the Separation, the Company made an approximately $976 million cash payment to L Brands on August 2, 2021 from the proceeds of the issuances of certain debt (discussed further below). For additional information, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies."
Leadership Appointments
As previously announced, effective as of August 2, 2021, the Company appointed Amy Hauk as the Chief Executive Officer of PINK, Gregory Unis as Chief Executive Officer of Victoria's Secret Beauty and Dein Boyle as Chief Operating Officer of Victoria's Secret & Co. Martin Waters, Chief Executive Officer of Victoria’s Secret & Co., and Timothy Johnson, Chief Financial Officer of Victoria’s Secret & Co., who had been appointed to their respective positions effective July 16, 2021, continue to serve as Chief Executive Officer and Chief Financial Officer, respectively, upon completion of the Separation.
Proceeds from 2029 Notes
On August 2, 2021, the Company received from escrow cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes. The Company used the net proceeds to partially fund the approximately $976 million cash payment to L Brands in connection with the Separation. For more information, see Note 9, "Long-term Debt and Borrowing Facilities."
Credit Facilities
On August 2, 2021, the Company entered into the Term Loan Facility in an aggregate principal amount of $400 million, which will mature in August 2028. On August 2, 2021, the Company also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date of August 2026. The ABL Facility was undrawn at the Separation.
The Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to L Brands in connection with the Separation.
For more information, see Note 9, "Long-term Debt and Borrowing Facilities."

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Victoria's Secret & Co.

Results of Review of Interim Financial Statements

We have reviewed the accompanying combined balance sheets of Victoria's Secret & Co. (the Company) as of July 31, 2021 and August 1, 2020, the related combined statements of income (loss), comprehensive income (loss), and equity for the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020, and the combined statements of cash flows for the twenty-six week periods ended July 31, 2021 and August 1, 2020, and the related notes (collectively referred to as the “combined interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the combined interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined balance sheet of the Company as of January 30, 2021, the related combined statements of income (loss), comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated April 16, 2021, we expressed an unqualified audit opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of January 30, 2021, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Grandview Heights, Ohio
September 10, 2021

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:
•the spin-off from L Brands may not be tax-free for U.S. federal income tax purposes;
•    a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of Victoria's Secret or that Victoria's Secret does not realize all of the expected benefits of the spin-off;
•    general economic conditions, inflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•    the novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
•    the seasonality of our business;
•    divestitures or other dispositions and related operations and contingent liabilities from such businesses;
•    difficulties arising from turnover in company leadership or other key positions;
•    our ability to attract, develop and retain qualified associates and manage labor-related costs;
•    the dependence on mall traffic and the availability of suitable store locations on appropriate terms;
•    our ability to grow through new store openings and existing store remodels and expansions;
•    our ability to successfully operate and expand internationally and related risks;
•    our independent franchise, license and wholesale partners;
•    our direct channel businesses;
•    our ability to protect our reputation and our brand images;
•    our ability to attract customers with marketing, advertising and promotional programs;
•    our ability to maintain, enforce and protect our trade names, trademarks and patents;
•    the highly competitive nature of the retail industry and the segments in which we operate;
•    consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;
•    our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•    political instability, environmental hazards or natural disasters;
•    significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
•    duties, taxes and other charges;
•    legal and regulatory matters;
•    volatility in currency exchange rates;
•    local business practices and political issues;
•    potential delays or disruptions in shipping and transportation and related pricing impacts;
•    disruption due to labor disputes; and
•    changing expectations regarding product safety due to new legislation;
•    our geographic concentration of vendor and distribution facilities in central Ohio;
•    fluctuations in foreign currency exchange rates;
•    the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•    fluctuations in product input costs, including those caused by inflation;
•    our ability to adequately protect our assets from loss and theft;
•    fluctuations in energy costs, including those caused by inflation;
•    increases in the costs of mailing, paper, printing or other order fulfillment logistics;
•    claims arising from our self-insurance;
•    our and our third-party service providers' ability to implement and maintain information technology systems and to protect associated data;
•    our ability to maintain the security of customer, associate, third-party and company information;
•    stock price volatility;
•    our ability to pay dividends and related effects;
•    shareholder activism matters;
•    our ability to maintain our credit rating;
•    our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•    our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
•    our ability to comply with regulatory requirements;
•    legal and compliance matters; and
•    tax, trade and other regulatory matters.
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in this Form 10-Q and in the Registration Statement on Form 10 filed with the SEC on July 9, 2021, as amended.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Combined Financial Statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements.
Executive Overview
Victoria’s Secret is an iconic global brand of women’s intimate and other apparel, personal care and beauty products. We sell our products through two brands, Victoria’s Secret and PINK. Victoria’s Secret is a category-defining global lingerie brand with a leading market position and a rich, 40-year history of serving women across the globe. PINK is a lifestyle brand for the college-oriented customer, built around a strong intimates core. We also sell beauty products under both the Victoria’s Secret and PINK brands. Together, Victoria’s Secret, PINK and Victoria’s Secret Beauty support, inspire and celebrate women through every phase of their life.
Victoria’s Secret and PINK merchandise is sold online through our e-commerce platform, through company-operated retail stores located in the U.S., Canada and Greater China, and through international stores and websites operated by partners under franchise, license, wholesale and joint venture arrangements. We have a presence in over 70 countries and we believe we benefit from global brand awareness, a wide and compelling product assortment and a powerful, deep connection with our customers.

In the second quarter of 2021, our operating income increased to $203 million as compared to a loss of $243 million in 2020, and our operating income (loss) rate increased to 12.6% from (22.8%). These results were primarily driven by an increase in net sales, the increase in merchandise margin rate and $117 million of store asset impairment charges in the prior year. Net sales increased $548 million, or 51%, to $1.614 billion compared to $1.066 billion in the second quarter of 2020. Our North American store sales increased 185%, or $673 million, to $1.037 billion compared to $364 million in the second quarter of 2020, primarily due to the COVID-19-related store closures in the second quarter of 2020. Our direct channel sales decreased by 24%, or $145 million, to $469 million compared to $614 million in the second quarter of 2020, primarily due to the entirety of our store fleet being open for business in the second quarter of fiscal 2021, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel. Sales and merchandise margin results were strong throughout the second quarter of 2021 as customers responded positively to our merchandise assortments. The merchandise margin rate improvement was driven by the improved response to our merchandise assortments, disciplined inventory management, as well as strong selling execution in stores and online, which enabled us to reduce promotional activity during the quarter. Second quarter of 2020 sales and operating results were negatively impacted by the COVID-19-related store closures for approximately 70% of the quarter.
We continue to focus on opportunities for improved performance, driven by the brand repositioning work, improved merchandise assortments, and disciplined inventory management focused on the quality, quantity and timing of merchandise receipts. Risks related to COVID-19 persist, and we plan to continue to operate both of our channels in a safe manner for our customers and associates. While we believe our improvements in merchandise assortment and our brand repositioning strategies are attracting and re-attracting customers, we are also mindful of the uncertainty around COVID-19-related challenges in our supply base and the potential impact on our ability to receive merchandise in a timely manner.
For additional information related to our second quarter 2021 financial performance, see “Results of Operations.”
Impacts of Victoria's Secret Spin-Off
The spin-off of Victoria’s Secret & Co. into an independent, public company was completed subsequent to the end of the second quarter on August 2, 2021. We believe the spin-off will enable us to maximize management focus and financial flexibility to thrive in an evolving retail environment and deliver long-term profitable growth.
In connection with the Separation, we expect incremental, future capital and expense related to the implementation of new information technology platforms. Although our work is in the early stages and our estimates are preliminary, we currently estimate that our total incremental expenditures could be $100 million to $150 million over the next several years. These estimated costs will consist of internal and external labor, software licensing, networking, security and physical infrastructure required to separate the current information technology capabilities (systems & infrastructure) in support of two independent companies. Such estimates are subject to change as our work continues. We will provide technology services to L Brands under a Transition Services Agreement while independent systems environments are created, which we believe will help to minimize dis-synergies. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this quarterly report and are inherently uncertain and subject to change.
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. Our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our stores in North America were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the end of the second quarter of 2020. Additionally, operations for our direct channel were temporarily suspended for approximately one week in late March 2020.
We adopted new operating models focused on providing a safe store environment for our customers and associates, while also delivering an engaging shopping experience. We remain focused on the safe operations of our distribution, fulfillment and call centers while maximizing our direct businesses. There remains the potential for COVID-19-related risks of closure or operating restrictions, which could materially impact our operations and financial performance in future periods.
Basis of Presentation
Our financial statements for periods through the Separation are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within L Brands. The balance sheets and cash flows include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income (loss) include the historically reported results of the Victoria’s Secret business along with allocations of a portion of L Brands’ total corporate expenses. For additional information on the “carve-out” basis of accounting, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies."

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP financial measures that present operating income (loss), net income (loss), and net income (loss) per diluted share in 2021 and 2020 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2021	2020	2021	2020
Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income (Loss)
Reported Operating Income (Loss) - GAAP	$203	$(243)	$428	$(617)
Asset Impairments (a)	—	117	—	214
Restructuring Charges (b)	—	51	—	51
Hong Kong Store Closure and Lease Termination (c)	—	(36)	—	(36)
Adjusted Operating Income (Loss)	$203	$(111)	$428	$(388)

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income (Loss)
Reported Net Income (Loss) - GAAP	$151	$(200)	$325	$(498)
Asset Impairments (a)	—	117	—	214
Restructuring Charges (b)	—	51	—	51
Hong Kong Store Closure and Lease Termination (c)	—	(36)	—	(36)
Tax Effect	—	(18)	—	(43)
Adjusted Net Income (Loss)	$151	$(86)	$325	$(312)

Reconciliation of Reported Net Income (Loss) Per Diluted Share to Adjusted Net Income (Loss) Per Diluted Share
Reported Net Income (Loss) Per Diluted Share - GAAP	$1.71	$(2.26)	$3.68	$(5.64)
Asset Impairments (a)	—	1.12	—	1.93
Restructuring Charges (b)	—	0.46	—	0.46
Hong Kong Store Closure and Lease Termination (c)	—	(0.28)	—	(0.28)
Adjusted Net Income (Loss) Per Diluted Share	$1.71	$(0.97)	$3.68	$(3.53)
 ________________
(a)We recognized pre-tax impairment charges of $97 million ($72 million after tax) and $117 million ($99 million after tax) related to certain store and lease assets in the first and second quarter of 2020, respectively. For additional information see Note 6, "Long-Lived Assets" included in Item 1. Financial Statements.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $51 million ($40 million after tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 4, “Restructuring Activities" included in Item 1. Financial Statements.
(c)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after tax) related to the closure and termination of our lease for the Hong Kong flagship store. For additional information see Note 6, "Long-Lived Assets" included in Item 1. Financial Statements.

Company-Operated Store Data
The following table compares the second quarter of 2021 U.S. company-operated store data to the second quarter of 2020 and year-to-date 2021 store data to year-to-date 2020:

	Second Quarter			Year-to-Date
	2021	2020	% Change	2021	2020	% Change
Sales per Average Selling Square Foot (a)	$172	$54	219%	$325	$129	152%
Sales per Average Store (in thousands) (a)	$1,183	$364	225%	$2,245	$867	159%
Average Store Size (selling square feet)	6,888	6,937	(1%)
Total Selling Square Feet (in thousands)	5,772	5,952	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 and almost all remained closed as of the beginning of the second quarter of 2020. The COVID-19-related store closures impacted our store operations for approximately 70% of the second quarter of 2020. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results this quarter.

The following table represents company-operated store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	July 31, 2021
U.S.	846	—	(8)	838
Canada	25	1	—	26
Greater China - Beauty & Accessories	36	1	(1)	36
Greater China - Full Assortment	26	—	—	26
Total	933	2	(9)	926

The following table represents company-operated store data for year-to-date 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	August 1, 2020
U.S.	1,053	3	(198)	858
Canada	38	—	(12)	26
U.K. / Ireland	26	—	—	26
Greater China - Beauty & Accessories	41	1	(3)	39
Greater China - Full Assortment	23	3	(1)	25
Total	1,181	7	(214)	974

Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	July 31, 2021
Beauty & Accessories	338	7	(6)	339
Full Assortment	120	3	—	123
Total	458	10	(6)	462
The following table represents partner-operated store data for year-to-date 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	August 1, 2020
Beauty & Accessories	360	2	(13)	349
Full Assortment	84	4	—	88
Total	444	6	(13)	437

Results of Operations
Second Quarter of 2021 Compared to Second Quarter of 2020
Operating Income (Loss)
For the second quarter of 2021, operating income increased $446 million, to $203 million, from a loss of $243 million in the second quarter of 2020, and the operating income (loss) rate (expressed as a percentage of net sales) increased to 12.6% from (22.8%). The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2021 in comparison to the second quarter of 2020:

	2021	2020	% Change
Second Quarter	(in millions)
Stores – North America	$1,037	$364	185%
Direct	469	614	(24%)
International (a)	108	88	22%
Total Net Sales	$1,614	$1,066	51%
 _______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).

The following table provides a reconciliation of net sales for the second quarter of 2021 to the second quarter of 2020:

(in millions)
2020 Net Sales	$1,066
Comparable Store Sales	58
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	593
Direct Channel	(142)
Private Label Credit Card	3
International Wholesale, Royalty and Other	31
Foreign Currency Translation	5
2021 Net Sales	$1,614
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19-related stores closures.

The following table compares the second quarter of 2021 comparable sales to the second quarter of 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	(9%)	24%
Comparable Store Sales (a)	16%	(12%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for the second quarter of 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
In the stores channel in the second quarter of 2021, our North America net sales increased $673 million, or 185%, to $1.037 billion, primarily due to comparisons to the COVID-19-related store closures in the second quarter of 2020, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. The increase in comparable store sales was driven by an increase in store traffic and average unit retail (which we define as the average price per unit purchased). Sales related to our partner-operated stores outside of North America also increased compared to the second quarter of 2020 primarily as a result of the COVID-19-related stores closures in the prior year.
In the direct channel, net sales decreased $145 million, or 24%, to $469 million primarily due to the reopening of stores this year, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel. The decrease in direct sales was driven by a decline in traffic, given the impact from the store closures last year, partially offset by an increase in average unit retail.
Gross Profit
For the second quarter of 2021, our gross profit increased $518 million to $670 million, and our gross profit rate (expressed as a percentage of net sales) increased to 41.5% from 14.3%, primarily driven by the following:
For the second quarter of 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales, and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the quarter. Occupancy expenses were below last year levels, driven by store asset impairment charges of $117 million in the prior year and permanent store closures, partially offset by a $39 million gain from the closure of our flagship store in Hong Kong in the prior year.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful reduction in promotional activity, buying and occupancy leverage on higher net sales and the store asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For the second quarter of 2021, our general, administrative and store operating expenses increased $72 million to $467 million due to higher store selling expenses and an increase in marketing costs year over year. The increased store selling expense reflects all of our stores being open and operating during the second quarter of 2021, compared to approximately 70% of stores being closed in the prior year. The increased marketing investments represent our brand repositioning initiatives and to drive sales as our stores were fully open for business during the second quarter of 2021. These increases were partially offset by savings realized as a result of cost reductions and the impact of the permanent store closures.
For purposes of preparing the combined financial statements on a “carve-out” basis, the Company has been allocated a portion of L Brands’ total corporate expenses. These allocations are included in general, administrative and store operating expenses. Corporate allocated expenses increased $5 million to $30 million in the second quarter of 2021 from $25 million in the second quarter of 2020.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 28.9% from 37.1% due to leverage on the significant increase in net sales.

Provision (Benefit) for Income Taxes
For the second quarter of 2021, our effective tax rate was 24.1% compared to 18.5% in the second quarter of 2020. The second quarter of 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the income statement on share-based awards that vested in the quarter. The second quarter of 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generated no tax benefit.
Results of Operations
Year-to-Date 2021 Compared to Year-to-Date 2020
Operating Income (Loss)
For year-to-date 2021, operating income increased $1.045 billion, to $428 million, from a loss of $617 million year-to-date 2020, and the operating income (loss) rate (expressed as a percentage of net sales) increased to 13.5% from (31.5)%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2021 in comparison to year-to-date 2020:

	2021	2020	% Change
Year-to-Date	(in millions)
Stores – North America	$1,970	$877	124%
Direct	990	922	7%
International (a)	208	161	30%
Total Net Sales	$3,168	$1,960	62%
 _______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).

The following table provides a reconciliation of net sales for year-to-date 2021 to year-to-date 2020:

(in millions)
2020 Net Sales	$1,960
Comparable Store Sales	70
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	994
Direct Channel	70
Private Label Credit Card	6
International Wholesale, Royalty and Other	60
Foreign Currency Translation	8
2021 Net Sales	$3,168
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19-related stores closures.

The following table compares year-to-date 2021 comparable sales to year-to-date 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	6%	3%
Comparable Store Sales (a)	9%	(16%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
In the stores channel for year-to-date 2021, our North America net sales increased $1.093 billion, or 124%, to $1.970 billion, primarily due to comparisons to the COVID-19-related store closures in 2020, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. The increase in comparable store sales was driven by an increase in average unit retail and conversion (which we define as the percentage of customers who visit our stores and make a purchase), partially offset by a decline in traffic. Sales related to our partner-operated stores outside of North America also increased compared to 2020 primarily as a result of the COVID-19-related stores closures in the prior year.
In the direct channel, net sales increased $68 million, or 7%, to $990 million due to improved customer response to our merchandise assortment as well as the temporary suspension of operations for approximately one week in March 2020. Direct sales last year were positively impacted by the COVID-19-related store closures. The increase in direct sales was driven by an increase in average unit retail, partially offset by a decline in traffic.
Gross Profit
For year-to-date 2021, our gross profit increased $1.169 billion to $1.342 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 42.3% from 8.8%, primarily driven by the following:
For year-to-date 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales, and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the year. Occupancy expenses were lower, driven by store asset and lease impairment charges of $214 million in the prior year and permanent store closures, partially offset by a $39 million gain from the closure of our flagship store in Hong Kong in the prior year.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful reduction in promotional activity, buying and occupancy leverage on higher net sales and the store asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For year-to-date 2021, our general, administrative and store operating expenses increased $124 million to $914 million due to an increase in store selling expenses as a result of the increase in net sales compared to the prior year, an increase in marketing investments due to brand repositioning and the store closures in the prior year and an increase in incentive compensation given company performance as compared to the prior year. These increases were partially offset by severance and related costs associated with headcount reductions totaling $51 million in the prior year, and savings realized as a result of cost reductions and the impact of the permanent store closures.
For purposes of preparing the combined financial statements on a “carve-out” basis, the Company has been allocated a portion of L Brands’ total corporate expenses. These allocations are included in general, administrative and store operating expenses. Corporate allocated expenses increased $4 million to $49 million year-to-date 2021 from $45 million year-to-date 2020.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 28.8% from 40.3% due to leverage on the significant increase in net sales.

Provision (Benefit) for Income Taxes
For year-to-date 2021, our effective tax rate was 23.2% compared to 19.9% year-to-date 2020. The year-to-date 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the income statement on share-based awards that vested year-to-date. The year-to-date 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generated no tax benefit.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
Historically, we have generated annual cash flow from operating activities. However, we have operated within L Brands' cash management structure, which used a centralized approach to cash management and financing of our operations. As a result, a substantial portion of our cash was transferred to L Brands. This arrangement was not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented.
The cash and cash equivalents held by L Brands at the corporate level are not specifically identifiable to us and, therefore, have not been reflected in the Combined Balance Sheets. L Brands' third-party long-term debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt.
Following the Separation from L Brands, our capital structure and sources of liquidity will change from the historical capital structure because we will no longer participate in L Brands’ centralized cash management program. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms. Based upon our history of generating positive cash flows, we believe we will be able to meet our short-term liquidity needs. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to meet investment opportunities that may arise. However, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
Upon completion of the Separation on August 2, 2021, we have $1.0 billion in principal aggregate amount of indebtedness, consisting of $600 million of senior unsecured notes and $400 million of senior secured loans under the term loan B credit facility, the proceeds, net of issuance costs, which we used to fund a cash payment of approximately $976 million to L Brands as part of the Separation. We also established a $750 million asset-based revolving credit facility, which was undrawn at the Separation.
We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2021 and 2020:

	Year-to-Date
	2021	2020
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$335	$245
Net Cash Flows Provided by (Used for) Operating Activities	389	(110)
Net Cash Flows Used for Investing Activities	(66)	(72)
Net Cash Flows Provided by Financing Activities	233	103
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(1)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	558	(80)
Cash and Cash Equivalents and Restricted Cash, End of Period	$893	$165
Operating Activities
Net cash provided by operating activities in 2021 was $389 million, including net income of $325 million. Net income included depreciation of $158 million, share-based compensation expense of $15 million and deferred tax expense of $59 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Accounts Payable, Accrued Expenses and Other, Accounts Receivable and the change in Other Assets and Liabilities.
Net cash used for operating activities in 2020 was $110 million, including a net loss of $498 million. Net loss included depreciation of $171 million, store and lease asset impairment charges of $214 million, gain from the Hong Kong store closure and lease termination of $39 million, share-based compensation expense of $16 million and deferred income tax benefits of $126 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal and COVID-19-related changes in Accounts Payable, Accrued Expenses and Other, Inventories and Accounts Receivable.
Investing Activities
Net cash used for investing activities in 2021 was $66 million for capital expenditures. The capital expenditures were primarily related to technology and logistics to support our digital businesses and other retail capabilities.
Net cash used for investing activities in 2020 was $72 million consisting primarily of capital expenditures of $70 million. The capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
We are estimating 2021 capital expenditures to be approximately $170 million. We are investing in a store refresh program, and we also plan to invest in technology, distribution and logistics capabilities.
Financing Activities
Net cash provided by financing activities in 2021 was $233 million consisting primarily of $600 million in proceeds from the issuance of new notes, partially offset by net transfers to L Brands of $367 million.
Net cash provided by financing activities in 2020 was $103 million consisting primarily of net transfers from L Brands of $155 million, partially offset by $52 million of net repayments under our Foreign Facilities.
Working Capital
Historically, we have generated annual cash flow from operating activities to support our working capital needs. However, we have operated within L Brands’ cash management structure, which uses a centralized approach to cash management and financing of our operations. A substantial portion of our cash is transferred to L Brands. This arrangement is not reflective of the manner in which we would have been able to finance our operations had we been an independent, publicly traded company during the periods presented.

Long-term Debt and Borrowing Facilities
Issuance of Notes
In July 2021, we issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries in connection with the Separation. As of July 31, 2021, the proceeds were held in escrow for release to us upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds of this offering were not satisfied, the 2029 Notes would have been subject to mandatory redemption. The $600 million initial gross proceeds are included in Cash in Escrow related to the Spin-Off on the July 31, 2021 Combined Balance Sheet.
On August 2, 2021, we used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to L Brands in connection with the Separation.
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million (the "Term Loan Facility"), which will mature in August 2028.
Interest under the Term Loan Facility will be calculated by reference to the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility will be subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic restricted subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the asset-based revolving credit facility and on a second-priority lien basis by priority collateral of the asset-based revolving credit facility, subject to customary exceptions.
On August 2, 2021, we also entered into a senior secured asset-based revolving credit facility (the “ABL Facility"). The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars, and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility will be the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility will be calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility will accrue an unused commitment fee ranging from 0.25% to 0.30%. The ABL Facility was undrawn at the Separation.
We used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to L Brands in connection with the Separation.
Foreign Facilities
Certain of our China subsidiaries previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). During the second quarter of 2021, with no borrowings outstanding, we terminated the Foreign Facilities.
Credit Ratings
The following table provides our credit ratings as of July 31, 2021:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Unsecured Debt	B1	BB-
Outlook	Stable	Stable

Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 30, 2021, as discussed in “Contingent Liabilities and Contractual Obligations” in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on July 9, 2021, other than the issuance of $1.0 billion in principal aggregate amount of indebtedness, consisting of $600 million of senior unsecured notes and $400 million of senior secured loans under the term loan B credit facility. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
Guarantees
As of July 31, 2021, the L Brands' asset-backed revolving credit facility ("L Brands ABL Facility") had aggregate commitments at $1 billion and no borrowings outstanding. Certain of our subsidiaries, along with other wholly-owned subsidiaries of L Brands, Inc., guaranteed and pledged collateral to secure the L Brands ABL Facility. On August 2, 2021, L Brands amended the facility which, among other things, released the Company's subsidiaries as guarantors thereunder.
Certain of our subsidiaries, along with other wholly-owned subsidiaries of L Brands, also guaranteed L Brands’ obligations under certain of L Brands' long-term notes. As of July 31, 2021, in aggregate the outstanding balance of our guarantees for certain of L Brands' notes was $4.8 billion with maturity dates between October 2023 and July 2036. Our guarantees of obligations under L Brands' long-term notes terminated concurrently with the Separation.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2021 that had a material impact on our combined results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our combined results of operations, financial position or cash flows.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to the critical accounting policies and estimates disclosed in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on July 9, 2021.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We may use derivative financial instruments like foreign currency forward contracts, cross-currency swaps and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar and Chinese Yuan denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Greater China is sourced through U.S. dollar transactions. We will from time to time adjust our exposure to foreign exchange rate risk by entering into foreign currency forward contracts, however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with the L Brands investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
During 2020, the Company borrowed $97 million from L Brands to pay down outstanding debt with external parties. This borrowing is due in September 2025 and has a variable interest rate based on the China Loan Prime Rate, which was 3.85% as of July 31, 2021. The Company recognized $2 million of interest expense year-to-date 2021 related to this borrowing. Subsequent to July 31, 2021, the Company no longer has this Long-term Debt due to Related Party as a result of the Separation.
Our long-term debt as of July 31, 2021 consists of the 2029 Notes, which have a fixed interest rate, and the $97 million borrowing from L Brands, which has a variable interest rate. Subsequent to July 31, 2021, the Company entered into a $400 million Term Loan Facility which has a variable interest rate based on either the LIBOR or an alternate base rate. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Concentration of Credit Risk
We maintain cash and cash equivalents, and restricted cash with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against the Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
As previously disclosed by L Brands, on May 19, 2020 and January 12, 2021, L Brands shareholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of L Brands and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the “Lawsuits”). In addition, L Brands also received litigation and books-and-records demands from other shareholders related to the same matters (together with the Lawsuits, the “Actions”).
In July 2021, L Brands announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against L Brands (and its subsidiaries, including the Company) and past and present employees, officers and directors, among others. As part of the settlement, L Brands (and its subsidiaries, including the Company) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms will apply to both L Brands and the Company. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, with a fairness hearing currently scheduled for January 18, 2022.

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in the Registration Statement on Form 10 filed with the SEC on July 9, 2021, as amended. There have been no material changes to the risk factors from those described in the Registration Statement on Form 10. We wish to caution the reader that the risk factors discussed in Item 1A, “Risk Factors” in the Registration Statement on Form 10 and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Program
	(in thousands)		(in thousands)
May 2021	—	$—	—	$—
June 2021	—	—	—	—
July 2021	—	—	—	—
Total	—		—

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

2.1*	Separation and Distribution Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on August 3, 2021).

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

3.2*	Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 3, 2021).

4.1*	Indenture, dated July 15, 2021, among Victoria’s Secret, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 3, 2021).

4.2*	Supplemental Indenture, dated August 2, 2021, among Victoria’s Secret, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 3, 2021).

10.1*	Retention Bonus Agreement by and between L Brands, Inc. and Amy Hauk, dated as of June 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Form 10/A filed on July 1, 2021).

10.2*	Retention Agreement by and between L Brands, Inc. and Greg Unis, dated as of September 15, 2020 (incorporated by reference to Exhibit 10.19 to the Company's Form 10/A filed on July 1, 2021).

10.3*	Executive Employment Agreement by and between VS Service Company, LLC and Martin Waters, dated as of May 22, 2021 (incorporated by reference to Exhibit 10.16 to the Company's Form 10/A filed on July 1, 2021).

10.4*	Executive Severance Agreement by and between VS Service Company, LLC and Amy Hauk, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.18 to the Company's Form 10/A filed on July 1, 2021).

10.5*	Executive Severance Agreement by and between VS Service Company, LLC and Greg Unis, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.20 to the Company's Form 10/A filed on July 1, 2021).

10.6*	Executive Severance Agreement by and between VS Service Company, LLC and Timothy Johnson, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.21 to the Company's Form 10/A filed on July 1, 2021).

10.7*	Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10/A filed on July 1, 2021).

10.8*	Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10/A filed on July 1, 2021).

10.9*	Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Form 10/A filed on July 1, 2021).

10.10*	Form of Registration Rights Agreement by and among Victoria’s Secret & Co., Leslie H. Wexner and Abigail S. Wexner (incorporated by reference to Exhibit 10.13 to the Company's Form 10/A filed on July 1, 2021).

10.11*	Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed on July 19, 2021).

10.12*	Victoria’s Secret & Co. Associate Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on July 19, 2021).

10.13*	L Brands to VS Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2021).

10.14*	VS to L Brands Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2021).

10.15*	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2021).

10.16*	Employee Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on August 3, 2021).

10.17*	Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on August 3, 2021).

10.18*	First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.19*	Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.20*	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.21*	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

10.22*	Notice of Pendency and Proposed Settlement of Derivative Actions (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on September 8, 2021).

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Executive Vice President and Chief Financial Officer *
Date: September 10, 2021
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.