Form 10-Q
period 2021-10-30
Victoria's Secret & Co.
filed 2021-12-03
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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
As of November 26, 2021, the number of outstanding shares of the Registrant’s common stock, was 88,592,885 shares.

VICTORIA'S SECRET & CO.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated and Combined Statements of Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	3

Consolidated and Combined Statements of Comprehensive Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	3

Consolidated and Combined Balance Sheets as of October 30, 2021 (Unaudited), January 30, 2021 and October 31, 2020 (Unaudited)	4

Consolidated and Combined Statements of Equity for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	5

Consolidated and Combined Statements of Cash Flows for the Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	7

Notes to Consolidated and Combined Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	21

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	39

Signature	40

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2021” and “third quarter of 2020” refer to the thirteen-week periods ended October 30, 2021 and October 31, 2020, respectively. “Year-to-date 2021” and “year-to-date 2020” refer to the thirty-nine-week periods ending October 30, 2021 and October 31, 2020, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Net Sales	$1,441	$1,353	$4,609	$3,313
Costs of Goods Sold, Buying and Occupancy	(876)	(856)	(2,702)	(2,643)
Gross Profit	565	497	1,907	670
General, Administrative and Store Operating Expenses	(457)	(370)	(1,371)	(1,159)
Operating Income (Loss)	108	127	536	(489)
Interest Expense	(12)	(1)	(16)	(5)
Other Income (Loss)	1	1	—	(1)
Income (Loss) Before Income Taxes	97	127	520	(495)
Provision (Benefit) for Income Taxes	22	(16)	120	(140)
Net Income (Loss)	$75	$143	$400	$(355)
Net Income (Loss) Per Basic Share	$0.85	$1.62	$4.53	$(4.02)
Net Income (Loss) Per Diluted Share	$0.81	$1.62	$4.46	$(4.02)

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Net Income (Loss)	$75	$143	$400	$(355)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	(1)	3	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	—	2
Reclassification of Cash Flow Hedges to Earnings	—	—	—	(1)
Total Other Comprehensive Income (Loss), Net of Tax	(1)	(1)	3	(3)
Total Comprehensive Income (Loss)	$74	$142	$403	$(358)

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions except par value amounts)

	October 30, 2021	January 30, 2021	October 31, 2020
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$331	$335	$189
Accounts Receivable, Net	145	121	135
Inventories	1,019	701	981
Other	114	82	78
Total Current Assets	1,609	1,239	1,383
Property and Equipment, Net	976	1,078	1,167
Operating Lease Assets	1,448	1,590	1,683
Trade Name	246	246	246
Deferred Income Taxes	10	20	81
Other Assets	80	56	57
Total Assets	$4,369	$4,229	$4,617
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$560	$338	$548
Accrued Expenses and Other	696	776	665
Current Debt	4	—	11
Current Operating Lease Liabilities	320	421	443
Income Taxes	18	15	34
Due to Former Parent	—	6	—
Total Current Liabilities	1,598	1,556	1,701
Deferred Income Taxes	107	19	—
Long-term Debt	978	—	87
Long-term Debt due to Former Parent	—	97	—
Long-term Operating Lease Liabilities	1,391	1,553	1,709
Other Long-term Liabilities	43	113	97
Total Liabilities	4,117	3,338	3,594
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; none issued	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 89, 0, and 0 shares issued and outstanding, respectively	1	—	—
Paid-in Capital	172	—	—
Accumulated Other Comprehensive Income (Loss)	7	4	(32)
Retained Earnings	72	—	—
Net Investment by Former Parent	—	887	1,052
Total Shareholders' Equity	252	891	1,020
Noncontrolling Interest	—	—	3
Total Equity	252	891	1,023
Total Liabilities and Equity	$4,369	$4,229	$4,617

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Third Quarter 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares Outstanding	Par Value	Paid-In Capital				Noncontrolling Interest	Total Equity
Balance, July 31, 2021	—	$—	$—	$876	$8	$—	$—	$884
Net Income	—	—	—	3	—	72	—	75
Other Comprehensive Loss	—	—	—	—	(1)	—	—	(1)
Total Comprehensive Income (Loss)	—	—	—	3	(1)	72	—	74
Net Transfers to Former Parent	—	—	—	(717)	—	—	—	(717)
Transfer of Former Parent Investment to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	—	1
Share-based Compensation and Other	1	—	10	—	—	—	—	10
Balance, October 30, 2021	89	$1	$172	$—	$7	$72	$—	$252

Third Quarter 2020

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares Outstanding	Par Value	Paid-In Capital				Noncontrolling Interest	Total Equity
Balance, August 1, 2020	—	$—	$—	$1,014	$(31)	$—	$3	$986
Net Income	—	—	—	143	—	—	—	143
Other Comprehensive Loss	—	—	—	—	(1)	—	—	(1)
Total Comprehensive Income (Loss)	—	—	—	143	(1)	—	—	142
Net Transfers to Former Parent	—	—	—	(105)	—	—	—	(105)
Balance, October 31, 2020	—	$—	$—	$1,052	$(32)	$—	$3	$1,023

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares Outstanding	Par Value	Paid-In Capital				Noncontrolling Interest	Total Equity
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$—	$891
Net Income	—	—	—	328	—	72	—	400
Other Comprehensive Income	—	—	—	—	3	—	—	3
Total Comprehensive Income	—	—	—	328	3	72	—	403
Net Transfers to Former Parent	—	—	—	(1,053)	—	—	—	(1,053)
Transfer of Former Parent Investment to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	—	1
Share-based Compensation and Other	1	—	10	—	—	—	—	10
Balance, October 30, 2021	89	$1	$172	$—	$7	$72	$—	$252

Year-to-Date 2020

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares Outstanding	Par Value	Paid-In Capital				Noncontrolling Interest	Total Equity
Balance, February 1, 2020	—	$—	$—	$1,341	$(29)	$—	$2	$1,314
Net Loss	—	—	—	(355)	—	—	—	(355)
Other Comprehensive Loss	—	—	—	—	(3)	—	—	(3)
Total Comprehensive Loss	—	—	—	(355)	(3)	—	—	(358)
Other	—	—	—	—	—	—	1	1
Net Transfers from Former Parent	—	—	—	66	—	—	—	66
Balance, October 31, 2020	—	$—	$—	$1,052	$(32)	$—	$3	$1,023

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2021	2020
Operating Activities:
Net Income (Loss)	$400	$(355)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	233	250
Asset Impairment Charges	—	214
Share-based Compensation Expense	24	20
Deferred Income Taxes	58	(144)
Gain from Hong Kong Store Closure and Lease Termination	—	(39)
Gain related to formation of U.K. Joint Venture	—	(30)
Changes in Assets and Liabilities:
Accounts Receivable	(4)	22
Inventories	(318)	(139)
Accounts Payable, Accrued Expenses and Other	163	149
Income Taxes	29	(3)
Other Assets and Liabilities	(207)	116
Net Cash Provided by Operating Activities	378	61
Investing Activities:
Capital Expenditures	(117)	(111)
Other Investing Activities	—	6
Net Cash Used for Investing Activities	(117)	(105)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, net of Issuance Costs and Discounts	982	—
Borrowings from Foreign Facilities	—	34
Repayments of Foreign Facilities	—	(91)
Tax Payments related to Share-based Awards	(3)	—
Proceeds from Stock Option Exercises	3	—
Net Transfers from (to) Former Parent	(1,253)	46
Other Financing Activities	5	—
Net Cash Used for Financing Activities	(266)	(11)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(1)
Net Decrease in Cash and Cash Equivalents	(4)	(56)
Cash and Cash Equivalents, Beginning of Period	335	245
Cash and Cash Equivalents, End of Period	$331	$189

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Description of Business
Victoria's Secret & Co. (together with its subsidiaries unless the context otherwise requires, the "Company") is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret and PINK brand names. The Company operates more than 900 Victoria’s Secret and PINK stores in the U.S., Canada and Greater China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 450 stores in more than 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria's Secret and PINK merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
Victoria's Secret & Co. Spin-Off
On July 9, 2021, L Brands, Inc. (“L Brands” or the “Former Parent”) announced that its Board of Directors approved the previously announced separation of the Victoria's Secret business, including PINK, into an independent, publicly traded company (the "Separation"). Prior to the Separation, L Brands operated the Bath & Body Works, Victoria’s Secret and PINK retail brands.
On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange ("NYSE") market closing, the Separation of the Victoria's Secret business was completed. On August 3, 2021, Victoria's Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO."
The Separation was achieved through the Former Parent’s distribution (the “Distribution”) of 100% of the shares of the Company's common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of the Company's common stock for every three shares of the Former Parent's common stock. In connection with the Separation, the Company made a cash payment of approximately $976 million to the Former Parent on August 2, 2021 from the issuances of certain debt (discussed in Note 10, "Long-term Debt and Borrowing Facilities"). The Former Parent retained no ownership interest in the Company following the Separation.
The Company entered into several agreements with the Former Parent that, among other things, effect the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, an L Brands to VS Transition Services Agreement, a VS to L Brands Transition Services Agreement, an Employee Matters Agreement and a Domestic Transportation Services Agreement. For additional information, see Note 2, "Transactions with Former Parent."
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2021” and “third quarter of 2020” refer to the thirteen-week periods ended October 30, 2021 and October 31, 2020, respectively. “Year-to-date 2021” and “year-to-date 2020” refer to the thirty-nine-week periods ending October 30, 2021 and October 31, 2020, respectively.
Basis of Presentation - Unaudited Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through October 30, 2021 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company. Accordingly, the third quarter of 2021 included consolidated and combined financial statements, whereas all prior periods included combined financial statements.
The Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during all of the periods presented.
Basis of Presentation - Prior to Separation
Through the Separation date, the Company's combined financial statements are prepared on a "carve-out" basis. The Combined Financial Statements have been derived from the consolidated financial statements and accounting records of the Former Parent in conformity with GAAP.

Intracompany transactions have been eliminated. Transactions between the Company and the Former Parent have been included in these financial statements. For those transactions between the Company and the Former Parent that were historically settled in cash, the Company reflected such balances in the Consolidated and Combined Balance Sheets as Due from Former Parent or Due to Former Parent. The aggregate net effect of transactions between the Company and the Former Parent that were historically settled other than in cash are reflected in the Consolidated and Combined Balance Sheets as Net Investment by Former Parent and in the Consolidated and Combined Statements of Cash Flows as Net Transfers from (to) Former Parent. For additional information, see Note 2, "Transactions with Former Parent."
The Consolidated and Combined Balance Sheets include certain of the Former Parent's assets and liabilities that were specifically identifiable or otherwise attributable to the Company. The Former Parent's third-party long-term notes payable and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. Except for Long-term Debt due to Former Parent, the debt reflected in the Consolidated and Combined Balance Sheets relate to third-party borrowings specifically attributable to, and legal obligations of, the Company.
The Former Parent utilized a centralized approach to cash management and financing its operations. The Cash and Cash Equivalents held by the Former Parent at the corporate level were not specifically identifiable to the Company and, therefore, were not reflected in the Company’s Consolidated and Combined Balance Sheets. Cash transfers between the Former Parent and the Company were accounted for through Net Investment by the Former Parent. Cash and Cash Equivalents in the Consolidated and Combined Balance Sheets represent cash and cash equivalents held by the Company at period-end prior to any potential transfer to the centralized cash management pool of the Former Parent.
The Consolidated and Combined Statements of Income (Loss) include costs for certain functions, including information technology, human resources and store design and construction, that historically were provided and administered on a centralized basis by the Former Parent. Starting in the third quarter of 2020, as part of the steps to prepare the Company to operate as a separate, standalone company, these functions were transitioned to the business and began to be operated and administered as part of Victoria’s Secret & Co. For additional information, see Note 4, "Restructuring Activities." Costs applicable to the Company related to these functions are included in the Consolidated and Combined Statements of Income (Loss) for all periods presented. Prior to the transition of these functions, these costs were directly charged to the Company by the Former Parent.
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. Corporate expenses of $17 million in the third quarter of 2020 were allocated and included within General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss). For year-to-date 2021 and year-to-date 2020, corporate expenses of $49 million and $62 million, respectively, were allocated and included within General, Administrative, and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss).
Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic or capital decisions. Going forward, the Company may perform these functions using its own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by the Former Parent under a transition services agreement, and the Company will provide some services to the Former Parent under a transition services agreement. The Company has also entered into certain commercial arrangements with the Former Parent in connection with the Separation. For more information, see Note 2, "Transactions with Former Parent."

During the periods prior to the Separation that are presented in these Consolidated and Combined Financial Statements, the Company's income tax expense (benefit) and deferred tax balances were included in the Former Parent's income tax returns. Income tax expense (benefit) and deferred tax balances contained in these Consolidated and Combined Financial Statements for periods prior to the Separation are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may or may not be included in the Consolidated and Combined Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated and Combined Financial Statements of the Company may or may not be reflected in the consolidated financial statements and income tax returns of the Former Parent. The taxes recorded in the Consolidated and Combined Statements of Income (Loss) for periods prior to the Separation are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from the Former Parent's returns.
Interim Financial Statements
The Consolidated and Combined Financial Statements as of and for the periods ended October 30, 2021 and October 31, 2020 are unaudited. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements and Notes thereto for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, the unaudited Combined Financial Statements and Notes thereto for the thirteen-week periods ended May 1, 2021 and May 2, 2020, included in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on July 9, 2021, and the unaudited Combined Financial Statements and Notes thereto for the thirteen-week and twenty-six week periods ended July 31, 2021 and August 1, 2020.
In the opinion of management, the accompanying Consolidated and Combined Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company's stores in North America were closed on March 17, 2020, but the Company was able to re-open the majority of its stores as of the beginning of the third quarter of 2020. Operations in the direct channel were temporarily suspended for approximately one week in late March 2020.
The Company has adopted new operating models focused on providing a safe store environment for its customers and associates, while also delivering an engaging shopping experience. The Company remains focused on the safe operations of its distribution, fulfillment and call centers while maximizing its direct channel. There remains the potential for COVID-19-related risks of closure or operating restrictions, as well as risks related to delays or disruptions in our supply chain and related pricing impacts, which could materially impact the Company's operations and financial performance in future periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the interim period are not necessarily indicative of the results expected for the full fiscal year.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). The Company’s share of net income or loss from its investment in the Victoria's Secret U.K. joint venture is included in General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The carrying values of equity method investments were $32 million as of October 30, 2021, $35 million as of January 30, 2021 and $36 million as of October 31, 2020. These investments are recorded in Other Assets on the Consolidated and Combined Balance Sheets.

Net Investment by Former Parent
Net Investment by Former Parent in the Consolidated and Combined Balance Sheets represents the Former Parent's historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from the Former Parent. All transactions reflected in Net Investment by Former Parent in the accompanying Consolidated and Combined Balance Sheets have been considered as financing activities for purposes of the Consolidated and Combined Statements of Cash Flows.
For additional information, see Basis of Presentation above and Note 2, "Transactions with Former Parent."
Derivative Financial Instruments
The Company from time to time uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated and Combined Balance Sheets at fair value.
The earnings of the Company’s foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company from time to time utilizes foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts for these designated cash flow hedges are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). During the second quarter of 2021, the Company terminated its foreign currency forward contracts designated as cash flow hedges that were used to mitigate foreign currency exposure for its Canadian operations. The fair value of designated cash flow hedges is not significant for any period presented.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacted with and limits the amount of credit exposure with any one entity. As of October 30, 2021, the Company's investment portfolio is comprised of bank deposits. Prior to the Separation, cash generated by the Company was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the third quarter of 2021 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
2. Transactions with Former Parent
Prior to the Separation, the Company's financial statements were prepared on a "carve-out" basis and were derived from the consolidated financial statements and accounting records of the Former Parent. The following discussion summarizes activity between the Company and the Former Parent.
Allocation of General Corporate Expenses
Prior to the Separation, for purposes of preparing the financial statements on a "carve-out" basis, the Company was allocated a portion of the Former Parent's total corporate expenses. See Note 1 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing the financial statements on a "carve-out" basis.
Due from and Due to Former Parent
Balances between the Company and the Former Parent or its affiliates that are derived from transactions that have been historically cash settled are reflected in the Consolidated and Combined Balance Sheets as Due from and Due to Former Parent.

Balances between the Company and the Former Parent or its affiliates derived from transactions that have been historically settled other than in cash are included in Net Investment by Former Parent within Shareholders' Equity on the Consolidated and Combined Balance Sheets.
Long-term Debt due to Former Parent
During 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $2 million of interest expense during 2021 related to this borrowing.
Net Transfers From (To) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent in the third quarter and year-to-date 2021 and 2020 Consolidated and Combined Statements of Equity:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Cash Pooling and General Financing Activities, Net	$259	$(133)	$(172)	$(31)
Long-lived Assets (a)	—	—	16	—
Corporate Expense Allocations	—	17	49	62
Share-based Compensation Expense	—	4	15	20
Assumed Income Tax Payments	—	7	15	15
Cash Payment to Former Parent	(976)	—	(976)	—
Total Net Transfers from (to) Former Parent	$(717)	$(105)	$(1,053)	$66
_______________
(a)Represents long-lived assets transferred between the Company and the Former Parent as a result of asset allocation decisions made during the period.
Agreements with Former Parent
The Company entered into several agreements with the Former Parent that, among other things, effect the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, an L Brands to VS Transition Services Agreement, a VS to L Brands Transition Services Agreement, an Employee Matters Agreement and a Domestic Transportation Services Agreement.
Under the terms of the transition services agreements, the Company will provide its Former Parent, on a transitional basis, certain services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Additionally, the Former Parent will provide to the Company various services or functions, many of which currently use a shared technology platform, including human resources, payroll and certain logistics functions. Generally, these services will be provided for a period of up to two years following the Separation, except for information technology services, which will be provided for a period of up to three years following the Separation and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by the Former Parent are recorded within the Consolidated and Combined Statements of Income (Loss) based on the nature of the services. Consideration for transition services provided to the Former Parent are recorded within the Consolidated and Combined Statements of Income (Loss) based on the nature of the services and as an offset to expenses incurred to provide the services. Following the Separation, the Company recognized consideration of $24 million for services provided to the Former Parent and recognized costs of $20 million for services provided by the Former Parent in the third quarter of 2021 pursuant to the transition services agreements.

Under the terms of the Domestic Transportation Services Agreement, the Former Parent will continue to provide transportation services to the Company for certain personal care and apparel merchandise in the United States and Canada for an initial term of three years following the Separation, which term will thereafter continuously renew unless and until either party elects to terminate the arrangement upon written prior notice. Costs for the transportation services will be determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Costs for transition services are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). During the third quarter of 2021, the Company recognized costs of $18 million pursuant to the Domestic Transportation Services Agreement.
Prior to the Separation, certain Company employees participated in the stock option and performance incentive plan of the Former Parent. Under the terms of the Employee Matters Agreement, in connection with the Separation, restricted stock and stock option equity awards held by Company employees were converted to awards representing approximately 6.0 million shares of the Company's common stock under the Company's 2021 Stock Option and Performance Incentive Plan.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $86 million as of October 30, 2021, $74 million as of January 30, 2021 and $93 million as of October 31, 2020. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $214 million as of October 30, 2021, $256 million as of January 30, 2021 and $215 million as of October 31, 2020. The Company recognized $125 million as revenue year-to-date 2021 from amounts recorded as deferred revenue at the beginning of the year. As of October 30, 2021, the Company recorded deferred revenue of $205 million within Accrued Expenses and Other, and $9 million within Other Long-term Liabilities on the Consolidated and Combined Balance Sheet.
The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2021 and 2020:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Stores – North America	$920	$755	$2,890	$1,633
Direct	406	470	1,396	1,391
International (a)	115	128	323	289
Total Net Sales	$1,441	$1,353	$4,609	$3,313
 _______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).
The Company recognized Net Sales of $30 million and $33 million for the third quarter of 2021 and 2020, respectively, related to revenue earned in connection with its U.S. private label credit card arrangement. The Company recognized Net Sales of $89 million and $86 million for year-to-date 2021 and 2020, respectively, related to revenue earned in connection with its U.S. private label credit card arrangement.
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $170 million and $186 million for the third quarter of 2021 and 2020, respectively. The Company’s net sales outside of the U.S. totaled $500 million and $429 million for year-to-date 2021 and 2020, respectively.
4. Restructuring Activities
During the second quarter of 2020, management of the Former Parent and the Company reduced home office head count as a result of completing a comprehensive review of the home office organizations in order to achieve meaningful reductions in overhead expenses and to decentralize significant shared functions and services to support the creation of standalone companies. Pre-tax severance and related costs associated with these reductions, totaling $51 million, are included in General, Administrative and Store Operating Expenses in the year-to-date 2020 Consolidated and Combined Statement of Loss.
During year-to-date 2021, the Company made payments of $13 million related to severance and related costs associated with these reductions. As of October 30, 2021, a liability of $1 million related to these reductions is included in Accrued Expenses and Other on the Consolidated and Combined Balance Sheet.

Victoria's Secret U.K.
In October 2020, the Company entered into a joint venture with Next PLC ("Next") for the Victoria’s Secret business in the United Kingdom and Ireland. Under this agreement, the Company owns 49% of the joint venture, and Next owns 51% and is responsible for the operations. The joint venture acquired the majority of the operating assets, primarily inventory, of Victoria’s Secret U.K. As of October 31, 2020, the leases for twelve stores in the U.K. were restructured and transferred to the joint venture. The Company recognized a pre-tax gain of $30 million as a result of the transaction, primarily related to the derecognition of operating lease liabilities in excess of operating lease assets for the twelve store leases that were restructured and transferred to the joint venture. This gain is included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statements of Income (Loss).
5. Earnings (Loss) Per Share
Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares outstanding. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock and options on the weighted-average shares outstanding.
On August 2, 2021, the Separation was achieved through the Former Parent's distribution of 100% of the shares of the Company's common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of the Company's common stock for every three shares of the Former Parent's common stock. As a result, on August 3, 2021, the Company had 88 million shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. After the Separation, actual outstanding shares are used to calculate both basic and diluted weighted-average number of common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the third quarter and year-to-date 2021 and 2020:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Common Shares	88	88	88	88
Treasury Shares	—	—	—	—
Basic Shares	88	88	88	88
Effect of Dilutive Options and Restricted Stock	4	—	2	—
Diluted Shares	92	88	90	88
Anti-dilutive Options and Awards (a)	—	—	—	—

 _______________
(a)These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
6. Inventories
The following table provides details of inventories as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Finished Goods Merchandise	$971	$663	$939
Raw Materials and Merchandise Components	48	38	42
Total Inventories	$1,019	$701	$981
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.

7. Long-Lived Assets
The following table provides details of property and equipment, net as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Property and Equipment, at Cost	$3,782	$3,792	$3,896
Accumulated Depreciation and Amortization	(2,806)	(2,714)	(2,729)
Property and Equipment, Net	$976	$1,078	$1,167

Depreciation expense was $75 million and $79 million for the third quarter of 2021 and 2020, respectively. Depreciation expense was $233 million and $250 million for year-to-date 2021 and 2020, respectively.
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
As a result of the Company's fleet rationalization executed during 2020 and the negative operating results of certain stores, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within Costs of Goods Sold, Buying and Occupancy in the year-to-date 2020 Consolidated and Combined Statement of Loss.
The following table provides pre-tax long-lived store asset impairment charges included in the year-to-date 2020 Consolidated and Combined Statement of Loss:

	2020
	Third Quarter	Year-to-Date
	(in millions)
Store Asset Impairment	$—	$111
Operating Lease Asset Impairment	—	103
Total Impairment	$—	$214
Victoria's Secret Hong Kong
During the second quarter of 2020, the Company closed its unprofitable Victoria's Secret flagship store in Hong Kong. As a result of the store closure, the Company recognized a non-cash pre-tax gain of $39 million, primarily due to terminating the store lease and the related write-off of the operating lease liability in excess of the operating lease asset, which was partially impaired in fiscal 2019. This gain is included in Costs of Goods Sold, Buying and Occupancy in the year-to-date 2020 Consolidated and Combined Statement of Loss. The Company also recorded $3 million of severance and related costs, included in General, Administrative and Store Operating Expenses in the year-to-date 2020 Consolidated and Combined Statement of Loss.

8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Deferred Revenue on Gift Cards	$158	$178	$142
Compensation, Payroll Taxes and Benefits	124	173	134
Rent	81	22	15
Accrued Marketing	39	44	29
Deferred Revenue on Loyalty and Private Label Credit Card	35	38	35
Taxes, Other than Income	27	45	43
Returns Reserve	18	26	18
Accrued Interest	13	—	—
Deferred Revenue on Direct Shipments not yet Delivered	12	30	27
Accrued Claims on Self-insured Activities	2	17	19
Supplemental Retirement Plan	—	66	56
Other	187	137	147
Total Accrued Expenses and Other	$696	$776	$665

9. Income Taxes
Prior to the Separation, the Company's U.S. operations and certain of its non-U.S. operations were historically included in the income tax returns of the Former Parent or its subsidiaries that may not be part of the Company. For the periods prior to the Separation, the income tax expense (benefit) and all tax liabilities that are presented in these financial statements were calculated on a "carve-out" basis, which applied the accounting guidance as if we filed income tax returns for the Company on a standalone, separate return basis. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. However, the Company's tax results, as presented in these financial statements for periods prior to the Separation, may not be reflective of the results that the Company expects to generate in the future.
Post-Separation, the Company will file a consolidated U.S. federal income tax return as well as separate and combined income tax returns in numerous state, local and international jurisdictions. Income tax expense (benefit) for the period prior to the Separation is based on the combined financial statements prepared on a "carve-out" basis. Income tax expense (benefit) for the period after the Separation is based on the consolidated results of the Company on a standalone basis.
For the third quarter of 2021, the Company calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the third quarter of 2020 was computed on a year-to-date effective tax rate.
For the third quarter of 2021, the Company’s effective tax rate was 22.2% compared to a (12.8%) tax benefit rate in the third quarter of 2020. The third quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based awards that vested in the quarter. The third quarter of 2020 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of a tax matter associated with certain foreign investments, which resulted in a $44 million tax benefit.
For year-to-date 2021, the Company's effective tax rate was 23.0% compared to 28.3% year-to-date 2020. The year-to-date 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based awards that vested year-to-date. For year-to-date 2020, the Company recognized a benefit for income taxes of $140 million on a loss before income taxes of $495 million. The year-to-date 2020 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the resolution of a tax matter associated with certain foreign investments, which resulted in a $44 million tax benefit, partially offset by losses related to certain foreign subsidiaries that generated no tax benefit.
The Company paid income taxes in the amount of $6 million and $7 million for the third quarter of 2021 and 2020, respectively. Year-to-date income taxes paid were $21 million and $15 million for 2021 and 2020, respectively.

On August 2, 2021, the Company and the Former Parent entered into a Tax Matters Agreement. Under the agreement, the Former Parent will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of the Company for any taxable period, or portion of such period, ending on or before the Distribution Date. As such, the net liabilities associated with uncertain tax positions that were presented in the financial statements in prior periods on a carve-out basis were not transferred to the Company as part of the Separation.
10. Long-term Debt and Borrowing Facilities
The following table provides the Company's outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$400 million Term Loan due August 2028 ("Term Loan Facility")	$390	$—	$—
Foreign Facilities	—	—	98
Total Senior Secured Debt with Subsidiary Guarantee	$390	$—	$98
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("2029 Notes")	$592	$—	$—
Total Senior Debt with Subsidiary Guarantee	$592	$—	$—
Long-term Debt due to Former Parent	$—	$97	$—
Total	$982	$97	$98
Current Debt	(4)	—	(11)
Total Long-term Debt, Net of Current Portion	$978	$97	$87
Issuance of Notes
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned subsidiaries in connection with the Separation. The proceeds were held in escrow for release to the Company upon satisfaction of certain conditions, including completion of the Separation.
On August 2, 2021, the Company used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
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
For the reporting period ending October 30, 2021, the Company's borrowing base was $742 million and there were no borrowings outstanding under the ABL Facility. The Company had $41 million of outstanding letters of credit as of October 30, 2021 that reduced its availability under the ABL Facility.
The Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
Foreign Facilities
Certain of the Company's China subsidiaries previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Foreign Facilities.
Long-term Debt due to Former Parent
During 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $2 million of interest expense during 2021 related to this borrowing.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Principal Value	$1,000	$—	$—
Fair Value, Estimated (a)	1,003	—	—
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2021	$4	$—	$4
Other Comprehensive Income (Loss) Before Reclassifications	3	—	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	3	—	3
Balance as of October 30, 2021	$7	$—	$7
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2020	$(29)	$—	$(29)
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(1)	(1)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(4)	1	(3)
Balance as of October 31, 2020	$(33)	$1	$(32)
13. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates' eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $11 million and $9 million for the third quarter of 2021 and 2020, respectively. Total expense recognized related to the qualified plan was $31 million and $27 million for year-to-date 2021 and 2020, respectively.
The Former Parent previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan which provided benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Former Parent's Board of Directors authorized the termination of the non-qualified plan. All benefits and obligations due under the non-qualified plan were fully paid during the second quarter of 2021. Total expense recognized related to the non-qualified plan was not significant for any period presented.
14. Commitments and Contingencies
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

As previously disclosed by the Former Parent, on May 19, 2020 and January 12, 2021, the Former Parent's shareholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of the Former Parent and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the “Lawsuits”). In addition, the Former Parent also received litigation and books-and-records demands from other shareholders related to the same matters (together with the Lawsuits, the “Actions”).
In July 2021, the Former Parent announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Former Parent (and its subsidiaries, including the Company) and past and present employees, officers and directors, among others. As part of the settlement, the Former Parent (and its subsidiaries, including the Company) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms apply to both the Former Parent and the Company. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, with a fairness hearing currently scheduled for January 18, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Victoria's Secret & Co.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated and combined balance sheets of Victoria's Secret & Co. (the Company) as of October 30, 2021 and October 31, 2020, the related consolidated and combined statements of income (loss), comprehensive income (loss), and equity for the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020, and the consolidated and combined statements of cash flows for the thirty-nine week periods ended October 30, 2021 and October 31, 2020, and the related notes (collectively referred to as the “consolidated and combined interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated and combined interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 3, 2021

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
•    the spin-off from L Brands may not be tax-free for U.S. federal income tax purposes;
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
•    delays or disruptions in shipping and transportation and related pricing impacts;
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
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated and Combined Financial Statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements.
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

In the third quarter of 2021, our operating income was $108 million as compared to $127 million in third quarter of 2020, and our operating income rate was 7.5% as compared to 9.4% last year. Operating income in the third quarter of 2020 included a $30 million gain related to the establishment of our U.K. and Ireland joint venture with Next. The results for the third quarter of 2021 were primarily driven by an increase in net sales and an increase in merchandise margin rate. Net sales increased $88 million, or 7%, to $1.441 billion compared to $1.353 billion in the third quarter of 2020. Our North American store sales increased 22%, or $165 million, to $920 million compared to $755 million in the third quarter of 2020, primarily due to increased store traffic and average unit retail (which we define as the average price per unit purchased). Our direct channel sales decreased by 14%, or $64 million, to $406 million compared to $470 million in the third quarter of 2020, primarily due to a decline in traffic. Sales and merchandise margin results were strong throughout the third quarter of 2021 as customers responded positively to our merchandise assortments. The merchandise margin rate improvement was driven by improved response to our merchandise assortments, disciplined inventory management, as well as strong selling execution in stores and online, partially offset by significant cost pressures in our supply chain.
We continue to focus on opportunities for improved performance, driven by efforts to improve the cultural relevance of the brand, improved merchandise assortments, and disciplined inventory management focused on the quality, quantity and timing of merchandise receipts. Risks related to COVID-19 persist, and we plan to continue to operate both our stores and digital channels in a safe manner for our customers and associates. While we believe our improvements in merchandise assortment and our brand repositioning strategies are attracting and re-attracting customers, we are also mindful of the uncertainty around COVID-19-related challenges in our base of supply and the impact on our ability to receive merchandise in a timely manner.
For additional information related to our third quarter 2021 financial performance, see “Results of Operations.”
Impacts of Victoria's Secret Spin-Off
The spin-off of Victoria’s Secret & Co. into an independent, public company was completed on August 2, 2021. We believe the spin-off will enable us to maximize management focus and financial flexibility to thrive in an evolving retail environment and deliver long-term profitable growth.
In connection with the Separation, we expect incremental, future capital and expense related to the implementation of new information technology platforms. Although our work is in the early stages and our estimates are preliminary, we currently estimate that our total incremental expenditures could be $100 million to $150 million over the next several years. These estimated costs will consist of internal and external labor, software licensing, networking, security and physical infrastructure required to separate the current information technology capabilities (systems & infrastructure) in support of two independent companies. Such estimates are subject to change as our work continues. We will provide technology services to the Former Parent under the transition services agreements while independent systems environments are created, which we believe will help to minimize dis-synergies. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this quarterly report and are inherently uncertain and subject to change.
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. Our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our stores in North America were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the beginning of the third quarter of 2020. Additionally, operations for our direct channel were temporarily suspended for approximately one week in late March 2020.
We adopted new operating models focused on providing a safe store environment for our customers and associates, while also delivering an engaging shopping experience. We remain focused on the safe operations of our distribution, fulfillment and call centers while maximizing our direct channel. There remains the potential for COVID-19-related risks of closure or operating restrictions, as well as risks related to delays or disruptions in our supply chain and related pricing impacts, which could materially impact our operations and financial performance in future periods.
Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income (loss) include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through October 30, 2021 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies."

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

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2021	2020	2021	2020
Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income (Loss)
Reported Operating Income (Loss) - GAAP	$108	$127	$536	$(489)
Asset Impairments (a)	—	—	—	214
Restructuring Charges (b)	—	—	—	51
Hong Kong Store Closure and Lease Termination (c)	—	—	—	(36)
Establishment of U.K. and Ireland Joint Venture (d)	—	(30)	—	(30)
Adjusted Operating Income (Loss)	$108	$97	$536	$(290)

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income (Loss)
Reported Net Income (Loss) - GAAP	$75	$143	$400	$(355)
Asset Impairments (a)	—	—	—	214
Restructuring Charges (b)	—	—	—	51
Hong Kong Store Closure and Lease Termination (c)	—	—	—	(36)
Establishment of U.K. and Ireland Joint Venture (d)	—	(30)	—	(30)
Tax Effect of Adjusted Items	—	4	—	(39)
Tax Benefit Related to a Tax Matter Associated with Foreign Investments (e)	—	(44)	—	(44)
Adjusted Net Income (Loss)	$75	$73	$400	$(239)

Reconciliation of Reported Net Income (Loss) Per Diluted Share to Adjusted Net Income (Loss) Per Diluted Share
Reported Net Income (Loss) Per Diluted Share - GAAP	$0.81	$1.62	$4.46	$(4.02)
Asset Impairments (a)	—	—	—	1.93
Restructuring Charges (b)	—	—	—	0.46
Hong Kong Store Closure and Lease Termination (c)	—	—	—	(0.28)
Establishment of U.K. and Ireland Joint Venture (d)	—	(0.31)	—	(0.31)
Tax Benefit Related to a Tax Matter Associated with Foreign Investments (e)	—	(0.49)	—	(0.49)
Adjusted Net Income (Loss) Per Diluted Share	$0.81	$0.82	$4.46	$(2.71)
 ________________
(a)We recognized pre-tax impairment charges of $97 million ($72 million after tax) and $117 million ($99 million after tax) related to certain store and lease assets in the first and second quarter of 2020, respectively. For additional information see Note 7, "Long-Lived Assets" included in Item 1. Financial Statements.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $51 million ($40 million after tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 4, “Restructuring Activities" included in Item 1. Financial Statements.
(c)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after tax) related to the closure and termination of our lease for the Hong Kong flagship store. For additional information see Note 7, "Long-Lived Assets" included in Item 1. Financial Statements.
(d)In the third quarter of 2020, we recognized a pre-tax gain of $30 million ($27 million after tax) related to the establishment of a joint venture for the U.K. and Ireland business with Next.
(e)In the third quarter of 2020, we recognized a $44 million tax benefit related to a tax matter associated with foreign investments.

Company-Operated Store Data
The following table compares the third quarter of 2021 U.S. company-operated store data to the third quarter of 2020 and year-to-date 2021 store data to year-to-date 2020:

	Third Quarter			Year-to-Date
	2021	2020	% Change	2021	2020	% Change
Sales per Average Selling Square Foot (a)	$151	$120	26%	$476	$241	98%
Sales per Average Store (in thousands) (a)	$1,040	$831	25%	$3,291	$1,617	104%
Average Store Size (selling square feet)	6,897	6,932	(1%)
Total Selling Square Feet (in thousands)	5,725	5,871	(2%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 with the majority having re-opened as of the beginning of the third quarter of 2020. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results for the periods impacted by the COVID-19 pandemic.

The following table represents company-operated store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	October 30, 2021
U.S.	846	—	(16)	830
Canada	25	1	—	26
Greater China - Beauty & Accessories	36	2	(2)	36
Greater China - Full Assortment	26	1	—	27
Total	933	4	(18)	919

The following table represents company-operated store data for year-to-date 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	October 31, 2020
U.S.	1,053	20	(226)	—	847
Canada	38	—	(13)	—	25
U.K. / Ireland	26	—	—	(26)	—
Greater China - Beauty & Accessories	41	1	(4)	—	38
Greater China - Full Assortment	23	3	(1)	—	25
Total	1,181	24	(244)	(26)	935
 ________________
(a)For additional information see Note 4, "Restructuring Activities" included in Item 1. Financial Statements.

Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	October 30, 2021
Beauty & Accessories	338	10	(13)	335
Full Assortment	120	4	—	124
Total	458	14	(13)	459

The following table represents partner-operated store data for year-to-date 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	October 31, 2020
Beauty & Accessories	360	4	(25)	—	339
Full Assortment	84	10	(2)	26	118
Total	444	14	(27)	26	457
 ________________
(a)For additional information see Note 4, "Restructuring Activities" included in Item 1. Financial Statements.

Results of Operations
Third Quarter of 2021 Compared to Third Quarter of 2020
Operating Income (Loss)
For the third quarter of 2021, operating income decreased $19 million, to $108 million, compared to operating income of $127 million in the third quarter of 2020, and the operating income rate (expressed as a percentage of net sales) decreased to 7.5% from 9.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2021 in comparison to the third quarter of 2020:

	2021	2020	% Change
Third Quarter	(in millions)
Stores – North America	$920	$755	22%
Direct	406	470	(14%)
International (a)	115	128	(10%)
Total Net Sales	$1,441	$1,353	7%
 _______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).

The following table provides a reconciliation of net sales for the third quarter of 2021 to the third quarter of 2020:

(in millions)
2020 Net Sales	$1,353
Comparable Store Sales	55
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	80
Direct Channel	(59)
Private Label Credit Card	(3)
International Wholesale, Royalty and Other	12
Foreign Currency Translation	3
2021 Net Sales	$1,441
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19-related store closures.

The following table compares the third quarter of 2021 comparable sales to the third quarter of 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	0%	4%
Comparable Store Sales (a)	7%	(10%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
In the stores channel in the third quarter of 2021, our North America net sales increased $165 million, or 22%, to $920 million. The increase in net sales and comparable store sales was driven by an increase in store traffic and average unit retail. Net sales in stores outside of North America decreased compared to 2020 as a result of lower net sales in the U.K. driven by the change in accounting as a result of the joint venture arrangement entered into in the third quarter of 2020.
In the direct channel, net sales decreased $64 million, or 14%, to $406 million primarily due to the reopening of stores this year. The decrease in direct sales was driven by a decline in traffic, partially offset by an increase in conversion (which we define as the percentage of customers who visit us online and make a purchase) and average unit retail.
Gross Profit
For the third quarter of 2021, our gross profit increased $68 million to $565 million, and our gross profit rate (expressed as a percentage of net sales) increased to 39.2% from 36.7%.
The gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales, and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the quarter. Our merchandise margin dollar growth was partially offset by increased costs in our supply chain this year, due to market constraints and price increases driven by increased demand and inflationary pressures. Additionally, occupancy expenses also partially offset merchandise margin growth as last year's levels were lower than normal driven by COVID-19 related rent concessions.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful reduction in promotional activity, partially offset by increased costs in our supply chain. The gross profit rate increase was also driven by buying and occupancy leverage on higher net sales.
General, Administrative and Store Operating Expenses
For the third quarter of 2021, our general, administrative and store operating expenses increased $87 million to $457 million due to higher store selling and marketing expenses and the $30 million pre-tax gain recognized as a result of the establishment of the U.K. joint venture in the third quarter last year. The increase in store selling expenses reflects all of our stores being open and operating during the third quarter of 2021. The increase in marketing expenses represents our new brand repositioning initiatives and increased spend to drive sales as our stores were fully open for business during the third quarter of 2021, compared to being temporarily closed for a portion of the third quarter last year.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 31.7% from 27.3% due to increased store selling and marketing expenses as well as the $30 million pre-tax gain recognized as a result of the establishment of the U.K. joint venture in the third quarter last year.
Interest Expense
For the third quarter of 2021, our interest expense increased $11 million to $12 million compared to the third quarter of 2020, primarily driven by the issuance of $600 million of 4.625% notes in July 2021 and entering into the $400 million Term Loan Facility upon Separation.

Provision (Benefit) for Income Taxes
For the third quarter of 2021, the Company's effective tax rate was 22.2% compared to a (12.8%) tax benefit rate in the third quarter of 2020. The third quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based awards that vested in the quarter. The third quarter of 2020 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of a tax matter associated with certain foreign investments, which resulted in a $44 million tax benefit.
Results of Operations
Year-to-Date 2021 Compared to Year-to-Date 2020
Operating Income (Loss)
For year-to-date 2021, operating income increased $1.025 billion, to $536 million, from a loss of $489 million year-to-date 2020, and the operating income (loss) rate (expressed as a percentage of net sales) increased to 11.6% from (14.8%). The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2021 in comparison to year-to-date 2020:

	2021	2020	% Change
Year-to-Date	(in millions)
Stores – North America	$2,890	$1,633	77%
Direct	1,396	1,391	—%
International (a)	323	289	12%
Total Net Sales	$4,609	$3,313	39%
 _______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).

The following table provides a reconciliation of net sales for year-to-date 2021 to year-to-date 2020:

(in millions)
2020 Net Sales	$3,313
Comparable Store Sales	125
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	1,074
Direct Channel	11
Private Label Credit Card	3
International Wholesale, Royalty and Other	72
Foreign Currency Translation	11
2021 Net Sales	$4,609
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19-related store closures.

The following table compares year-to-date 2021 comparable sales to year-to-date 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	3%	3%
Comparable Store Sales (a)	8%	(13%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
In the stores channel for year-to-date 2021, our North America net sales increased $1.257 billion, or 77%, to $2.890 billion, primarily due to comparisons to the COVID-19-related store closures in 2020, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. The increase in comparable store sales was driven by an increase in average unit retail and conversion (which we define as the percentage of customers who visit our stores and make a purchase). Sales related to our stores outside of North America also increased compared to 2020 primarily as a result of the COVID-19-related store closures in the prior year, partially offset by lower net sales in the U.K. driven by the change in accounting as a result of the joint venture arrangement entered into in the third quarter of 2020.
In the direct channel, net sales increased $5 million to $1.396 billion due to improved customer response to our merchandise assortment as well as the temporary suspension of operations for approximately one week in March 2020. Direct sales last year were positively impacted by the COVID-19-related store closures. The increase in direct sales was driven by an increase in average unit retail and conversion, partially offset by a decline in traffic.
Gross Profit
For year-to-date 2021, our gross profit increased $1.237 billion to $1.907 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 41.4% from 20.2%.
The gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales, and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the year. Our merchandise margin dollar growth was partially offset by increased costs in our supply chain this year, due to market constraints and price increases driven by increased demand and inflationary pressures. Occupancy expenses were lower, driven by store asset and lease impairment charges of $214 million in the prior year and permanent store closures, partially offset by a $39 million gain from the closure of our flagship store in Hong Kong in the prior year.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful reduction in promotional activity, partially offset by increased costs in our supply chain. The gross profit rate increase was also driven by buying and occupancy leverage on higher net sales and the store asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For year-to-date 2021, our general, administrative and store operating expenses increased $212 million to $1.371 billion due to an increase in store selling expenses as a result of the increase in net sales compared to the prior year, an increase in marketing expenses due to our new brand repositioning initiatives and the store closures in the prior year and the $30 million gain recognized as a result of the establishment of the U.K. joint venture in the third quarter last year. These increases were partially offset by severance and related costs associated with headcount reductions totaling $51 million in the prior year, and savings realized as a result of cost reductions and the impact of the permanent store closures.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 29.7% from 35.0% due to leverage on the significant increase in net sales.

Interest Expense
For year-to-date 2021, our interest expense increased $11 million to $16 million compared to year-to-date 2020, primarily driven by the issuance of $600 million of 4.625% notes in July 2021 and entering into the $400 million Term Loan Facility upon Separation.
Provision (Benefit) for Income Taxes
For year-to-date 2021, the Company's effective tax rate was 23.0% compared to 28.3% year-to-date 2020. The year-to-date 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based awards that vested year-to-date. For year-to-date 2020, the Company recognized a benefit for income taxes of $140 million on a loss before income taxes of $495 million. The year-to-date 2020 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the resolution of a tax matter associated with certain foreign investments, which resulted in a $44 million tax benefit, partially offset by losses related to certain foreign subsidiaries that generated no tax benefit.
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
Prior to the Separation, we generated annual cash flow from operating activities. However, we were operating within the Former Parent's cash management structure, which used a centralized approach to cash management and financing of our operations. As a result, a substantial portion of our cash was transferred to the Former Parent. This arrangement was not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented prior to the Separation.
The cash and cash equivalents held by the Former Parent at the corporate level prior to the Separation were not specifically identifiable to us and, therefore, were not reflected in the Consolidated and Combined Balance Sheets. The Former Parent's third-party long-term debt and the related interest expense were not allocated to us for any of the periods presented prior to the Separation as we were not the legal obligor of such debt.
Following the Separation from the Former Parent, our capital structure and sources of liquidity changed from the historical capital structure because we no longer participate in the Former Parent's centralized cash management program. Our ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations, and on our ability to maintain our debt financing on acceptable terms. Based upon our history of generating positive cash flows, we believe we will be able to meet our short-term liquidity needs. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to meet investment opportunities that may arise. However, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2021 and 2020:

	Year-to-Date
	2021	2020
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$335	$245
Net Cash Flows Provided by Operating Activities	378	61
Net Cash Flows Used for Investing Activities	(117)	(105)
Net Cash Flows Used for Financing Activities	(266)	(11)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(1)
Net Decrease in Cash and Cash Equivalents	(4)	(56)
Cash and Cash Equivalents, End of Period	$331	$189
Operating Activities
Net cash provided by operating activities for year-to-date 2021 was $378 million, including net income of $400 million. Net income included depreciation of $233 million, deferred tax expense of $58 million and share-based compensation expense of $24 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.
Net cash provided by operating activities for year-to-date 2020 was $61 million, including a net loss of $355 million. Net loss included depreciation of $250 million, store and lease asset impairment charges of $214 million, gain related to the Hong Kong store closure and lease termination of $39 million, gain related to the establishment of the U.K. and Ireland joint venture of $30 million, deferred income tax benefits of $144 million and share-based compensation expense of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.
Investing Activities
Net cash used for investing activities for year-to-date 2021 was $117 million for capital expenditures. The capital expenditures were primarily related to our store refresh program, and technology and logistics to support our digital businesses and other retail capabilities.
Net cash used for investing activities for year-to-date 2020 was $105 million consisting primarily of capital expenditures of $111 million. The capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
We are estimating 2021 capital expenditures to be approximately $170 million. We are investing in a store capital and refresh program, and we also plan to invest in technology, distribution and logistics capabilities and general infrastructure needs as we separate into a standalone company.
Financing Activities
Net cash used for financing activities for year-to-date 2021 was $266 million consisting primarily of net transfers to the Former Parent of $1.253 billion, partially offset by $982 million in proceeds from the issuance of long-term debt.
Net cash used for financing activities for year-to-date 2020 was $11 million consisting primarily of $57 million of net repayments under our Foreign Facilities, partially offset by $46 million of net transfers from the Former Parent.
Working Capital and Capitalization
Prior to the Separation, we generated annual cash flow from operating activities to support our working capital needs. However, we were operating within the Former Parent’s cash management structure, which used a centralized approach to cash management and financing of our operations. As a result, a substantial portion of our cash was transferred to the Former Parent. This arrangement was not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented prior to the Separation. Based upon our history of generating positive cash flows, we believe we will be able to continue to meet our working capital needs.

The following table provides a summary of our working capital position and capitalization as of October 30, 2021:

October 30, 2021
(in millions)
Net Cash Provided by Operating Activities (a)	$378
Capital Expenditures (a)	117
Working Capital	11
Capitalization:
Long-term Debt	978
Shareholders' Equity	252
Total Capitalization	$1,230
Amounts Available Under the ABL Facility (b)	$701
_______________
(a)Amounts represent a thirty-nine-week period.
(b)For the reporting period ending October 30, 2021, our borrowing base was $742 million and there were no borrowings outstanding under the ABL Facility. We had $41 million of outstanding letters of credit as of October 30, 2021 that reduced our availability under the ABL Facility.
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$400 million Term Loan due August 2028 ("Term Loan Facility")	$390	$—	$—
Foreign Facilities	—	—	98
Total Senior Secured Debt with Subsidiary Guarantee	$390	$—	$98
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("2029 Notes")	$592	$—	$—
Total Senior Debt with Subsidiary Guarantee	$592	$—	$—
Long-term Debt due to Former Parent	$—	$97	$—
Total	$982	$97	$98
Current Debt	(4)	—	(11)
Total Long-term Debt, Net of Current Portion	$978	$97	$87
Issuance of Notes
In July 2021, we issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries in connection with the Separation. The proceeds were held in escrow for release to us upon satisfaction of certain conditions, including completion of the Separation.
On August 2, 2021, we used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
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
For the reporting period ending October 30, 2021, our borrowing base was $742 million and there were no borrowings outstanding under the ABL Facility. We had $41 million of outstanding letters of credit as of October 30, 2021 that reduced its availability under the ABL Facility.
We used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
Foreign Facilities
Certain of our China subsidiaries previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). During the second quarter of 2021, with no borrowings outstanding, we terminated the Foreign Facilities.
Long-term Debt due to Former Parent
During 2020, we borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, we no longer have this Long-term Debt due to Former Parent. Prior to the Separation, we recognized $2 million of interest expense during 2021 related to this borrowing.
Credit Ratings
The following table provides our credit ratings as of October 30, 2021:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the third quarter of 2021 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar and Chinese Yuan denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Greater China is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign exchange rate risk by entering into foreign currency forward contracts, however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Our investment portfolio is comprised only of bank deposits, but historically cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our long-term debt as of October 30, 2021 consists of the 2029 Notes, which have a fixed interest rate, and the $400 million Term Loan Facility which has a variable interest rate based on either the LIBOR or an alternate base rate. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Principal Value	$1,000	$—	$—
Fair Value, Estimated (a)	1,003	—	—
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of October 30, 2021, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of October 30, 2021, our investment portfolio is comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. Following the Separation, new corporate and governance functions, such as finance, tax and treasury, have been implemented in order to meet all regulatory requirements for a standalone public company. Further, the Former Parent will continue to provide various services and functions under the terms of the transition services agreement, many of which use a shared technology platform, including human resources, payroll and certain logistics functions. As a result, we have enhanced our internal controls related to these services and functions. Apart from the foregoing changes, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against us from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
As previously disclosed by the Former Parent, on May 19, 2020 and January 12, 2021, the Former Parent's shareholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of the Former Parent and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the “Lawsuits”). In addition, the Former Parent also received litigation and books-and-records demands from other shareholders related to the same matters (together with the Lawsuits, the “Actions”).
In July 2021, the Former Parent announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Former Parent (and its subsidiaries, including us) and past and present employees, officers and directors, among others. As part of the settlement, the Former Parent (and its subsidiaries, including us) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms apply to both the Former Parent and us. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, with a fairness hearing currently scheduled for January 18, 2022.

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Item 1A, “Risk Factors,” in the Registration Statement on Form 10 filed with the SEC on July 9, 2021, as amended. Except as set forth below, there have been no material changes to the risk factors from those described in the Registration Statement on Form 10. We wish to caution the reader that the risk factors discussed in Item 1A, “Risk Factors” in the Registration Statement on Form 10 and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.
Vaccine mandates and other governmental actions related to the ongoing COVID-19 pandemic could have an adverse effect on our business and results of operations.
On September 9, 2021, President Biden instructed the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to promulgate a rule that would obligate employers with more than 100 employees to require COVID-19 vaccination or weekly testing for unvaccinated employees. OHSA published its final rule (the “Mandate”) on November 5, 2021, which generally requires employees of companies with more than 100 employees to either be vaccinated against COVID-19 or take weekly COVID-19 tests beginning January 4, 2022. The Mandate is being legally challenged and has been assigned to the United States Court of Appeals for the Sixth Circuit. Final resolution of the matter is pending, and it remains unclear whether the Mandate will go into effect and, if so, how the Mandate will affect the Company and its operations.
As a company with more than 100 employees, should the Mandate go into effect in its current form, the Company would be subject to the Mandate’s COVID-19 vaccination and testing requirements, which would be difficult and costly. At this time, it is not possible to predict the impact that the Mandate or similar governmental actions will have on the Company or its workforce, but it may result in disruptions in our operations, difficulty recruiting and retaining employees, increased labor and other costs, and other adverse effects. The Mandate or other governmental actions in response to the COVID-19 pandemic may also further disrupt the national supply chain, all of which could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Program
	(in thousands)		(in thousands)
August 2021	4	$57.63	—	$—
September 2021	2	66.99	—	—
October 2021	51	51.02	—	—
Total	57		—
_______________
(a)The total number of shares repurchased relates to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

2.1*	Separation and Distribution Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on August 3, 2021).

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

3.2*	Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 3, 2021).

4.1*	Indenture, dated July 15, 2021, among Victoria’s Secret, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 3, 2021).

4.2*	Supplemental Indenture, dated August 2, 2021, among Victoria’s Secret, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 3, 2021).

10.1*	L Brands to VS Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2021).

10.2*	VS to L Brands Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2021).

10.3*	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2021).

10.4*	Employee Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on August 3, 2021).

10.5*	Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on August 3, 2021).

10.6*	First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.7*	Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.8*	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.9*	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Executive Vice President and Chief Financial Officer *
Date: December 3, 2021
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.