Form 10-K
period 2022-01-29
Victoria's Secret & Co.
filed 2022-03-18
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-40515
______________________________________________________
VICTORIA'S SECRET & CO.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware		86-3167653
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4 Limited Parkway East,
Reynoldsburg,	Ohio	43068
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (614) 577-7000
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	VSCO	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publicly traded. As of August 3, 2021, the date the registrant's common stock began trading on the New York Stock Exchange, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,136,170,628.
Number of shares outstanding of the registrant’s common stock as of March 11, 2022: 84,313,772.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
Victoria's Secret & Co. (together with its subsidiaries unless the context otherwise requires, "we", "us", "our" or the "Company") is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret and PINK brand names. We operate more than 890 Victoria’s Secret and PINK stores in the United States ("U.S."), Canada and Greater China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 450 stores in more than 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria's Secret and PINK merchandise sourcing and production function serving us and our international partners. We operate as a single segment designed to seamlessly serve customers worldwide through stores and online channels.
Our Brands
Our business operates two category-defining intimates and beauty brands, Victoria's Secret and PINK. We offer a range of products across intimate apparel, sleepwear, loungewear, swimwear and beauty.
Victoria’s Secret
Victoria’s Secret is a leading lingerie brand, with an established history of over 40 years. The Victoria’s Secret brand celebrates female confidence and inspires women with beautiful products and experiences. Victoria’s Secret offers bras, panties, lingerie, sleepwear, loungewear, sport and swim products across its global retail locations and its online e-commerce channel. Bras and panties represent the two largest categories for Victoria’s Secret. We believe our assortment is differentiated by our focus on fit, comfort and quality.
PINK
PINK is a lifestyle brand that is focused on celebrating and supporting diversity, equity, inclusion, self-confidence and individuality. The brand focuses on a collegiate-oriented customer. Our products are designed to make customers feel good both inside and out, and include bras, panties, active wear, loungewear, accessories and swimwear, with bras and apparel representing the two largest categories. PINK is sold across North America and internationally at Victoria’s Secret and PINK retail stores and online.
Victoria’s Secret Beauty
Victoria’s Secret Beauty expands our offering and enhances our emotional connection to our customers. To complement the core Victoria’s Secret offering, the Company launched its first fragrance line in 1991. Today, the Victoria’s Secret Beauty business has grown to be one of the leading fragrance brands in America. Beauty products include fine fragrance, mists, PINK Beauty products and accessories. Products are sold at Victoria’s Secret specialty retail stores and online.
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
The Separation was achieved through the Former Parent’s distribution (the “Distribution”) of 100% of the shares of our common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of our common stock for every three shares of the Former Parent's common stock. In connection with the Separation, we made a cash payment of approximately $976 million to the Former Parent on August 2, 2021 from the issuances of certain debt (discussed in Note 12 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data). The Former Parent retained no ownership interest in us following the Separation.

We entered into several agreements with the Former Parent that, among other things, effect the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, an L Brands to VS Transition Services Agreement, a VS to L Brands Transition Services Agreement, an Employee Matters Agreement and a Domestic Transportation Services Agreement. For additional information, see Note 2 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Joint Venture Partnerships
Victoria's Secret U.K.
Due to challenging business results for our business in the United Kingdom ("U.K."), we entered into administration in June 2020 to restructure store lease agreements and reduce operating losses in the U.K. business. In October 2020, we entered into a joint venture with Next PLC ("Next") for the business in the U.K. and Ireland. Under this agreement, we own 49% of the joint venture, and Next owns 51% and is responsible for operations. We account for our investment in the joint venture under the equity method of accounting. For additional information, see Note 5 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Victoria's Secret China
In January 2022, we announced a partnership agreement with Regina Miracle International (Holdings) Limited ("Regina Miracle") related to our existing company-owned business in China. We have formed a joint venture with Regina Miracle to operate all of our stores and the related online business in China. Under the terms of the agreement, which remains subject to regulatory clearance, we will own 51% of the joint venture with Regina Miracle owning the remaining 49%. Upon obtaining regulatory clearance, the transaction will be completed and we will receive $45 million in cash from Regina Miracle as consideration for our investment in the joint venture.
Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. In 2020 and 2021, our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our stores in North America were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the beginning of the third quarter of 2020. Additionally, operations for our direct channel were temporarily suspended for approximately one week in late March 2020.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2021,” “2020” and “2019” refer to the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
Real Estate
Company-operated Retail Stores
Our company-operated retail stores are located in shopping malls, lifestyle centers and off-mall locations in the U.S., Canada and Greater China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate.
The following table provides the number of our company-operated retail stores in operation as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
U.S.	808	846
Canada	26	25
Greater China — Beauty and Accessories	35	36
Greater China — Full Assortment	30	26
Total	899	933

The following table provides the changes in the number of our company-operated retail stores operated for the past three fiscal years:

	Beginning of Year	Opened	Closed	Transferred to Joint Venture (a)	End of Year
2021	933	7	(41)	—	899
2020	1,181	26	(248)	(26)	933
2019	1,222	25	(66)	—	1,181
_______________
(a)    Relates to the U.K. joint venture with Next. For additional information see Note 5 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Franchise, License and Wholesale Arrangements
In addition to our company-operated stores, our products are sold at hundreds of partner locations and on partner websites in more than 70 countries. We are focused on ensuring our partners have the commitment and capability to provide a quality customer experience and to grow our brands internationally.
Under the terms of our franchise, license and wholesale arrangements, we provide our partners the rights to sell our products in various geographic regions along with operational policies and standards governing such matters as the supply and sale of our products, in stores and online, marketing and store training. Our partners are generally responsible for providing the capital necessary to lease retail space, build-out stores and/or develop websites, fund the operations of the business, and over the longer-term, reinvest in the business. Our partners are also responsible for the day-to-day operations of the business, and must do so in accordance with our policies and standards which are focused on ensuring a consistent customer experience around the world. Such arrangements can typically be terminated, upon delivery of notice, in the event of any breach of representations or warranties.
Our franchise and license arrangements with our partners typically have an initial term of five to ten years, with an option to renew, subject to customary conditions. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers, typically based on a percentage of sales. Royalty rates, which generally range from low double digits to mid-teens, vary based on store format, local business conditions and various other factors.
Our wholesale arrangements with our partners typically have an initial term of five years, with an option to renew, subject to customary conditions. Wholesale prices, which vary by product category, are generally based on a discount to the suggested retail price. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner.
The following table provides the number of our international stores operated by our partners by store type as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
Beauty and Accessories	335	338
Full Assortment	128	120
Total	463	458
Our Competitive Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:

Two Category-Defining Brands with Global Brand Awareness and Resonance
Both the Victoria’s Secret and PINK brands have a strong global presence and awareness among consumers, which we believe provides us with a competitive advantage. While our history runs deep as a dominant player in intimates, our brands also provide compelling offerings in fragrance, beauty, apparel, loungewear, sleepwear, athletic attire and swimwear. We believe our recent and decisive actions to evolve our positioning and promote inclusivity and diversity will allow us to attract new customers while also deepening our connection with existing ones. For example, this year we announced the creation of two new partnerships, The VS Collective and The Victoria’s Secret Global Fund for Women’s Cancers, as we continue our evolution to inspire women with products, experiences and initiatives that champion them and support their journey. Through social, cultural and business relationships, The VS Collective works to create new associate programs, revolutionary product collections, compelling and inspiring content, and rally support for causes vital to women. The Victoria’s Secret Global Fund for Women’s Cancers funds innovative research projects aimed at progressing treatments and cures for women’s cancers and investing in the next generation of women scientists who represent the diverse population they serve. We are focused on fueling our customer’s desire to be herself by empowering her with products that not only offer her comfort and style, but also allow her to celebrate and express her true self.
Global Scale at Retail
We believe we have significant scale and strength in reaching our consumer base. We interact with our customers through three powerful distribution channels:
•Digital. Our digital business allows for an interconnected customer experience across our brands and platforms. We seek to deliver a differentiated digital experience through seamless and personalized touchpoints. Importantly, we are focused on developing our social media platforms and websites, applications with personalized digital marketing campaigns, advanced omni-channel offerings and improved store and website inventory connectivity.
•North American Stores. Our retail footprint in North America spans the U.S. and Canada with 834 stores, representing a combined 5.9 million square feet of selling space as of the end of 2021. Our North American stores channel creates an immersive environment for customers to experience our brands and try new products. Our sales associates and store managers are central in creating an engaging and compelling store experience by providing a high level of customer service. Although traffic levels have been challenged due to the pandemic, our improved assortment and focus on store selling initiatives drove increases in conversion (which we define as the percentage of customers who visit our stores who make a purchase) and average unit retail (which we define as the average price per unit purchased) compared to 2019 pre-pandemic levels.
•International. We have a significant international footprint with 528 international stores and 29 international digital sites as of the end of 2021. We believe we have meaningful opportunity to grow through new beauty and accessories and full assortment stores, new digital sites and new geographies. Our beauty and accessories stores represent smaller footprint stores including stores in airports and other travel retail locations, which enable significant global exposure. Our international stores span the Americas, Europe, Asia, Africa and the Middle East, in addition to the strong digital component of our international business.
Agile and Highly Responsive Supply Chain and Sourcing Capabilities
Our sourcing and production function has a long and deep presence in key sourcing markets including those in the U.S. and Asia. Our intimates and apparel categories are supported by an internationally outsourced platform, primarily in Asia, which has consistently provided rapid speed to market, high quality and innovative products and an efficient cost base. Meanwhile, our beauty platform is largely centered in Ohio, where a number of our suppliers are located, boasting innovation and agile manufacturing. We have thoughtfully designed our supply chain around three key principles: speed-to-market, quality and cost efficiency.
When possible we leverage the speed that we have in our supply chain, our close partnerships with suppliers and the capabilities of our sourcing, production and logistics teams to actively manage our inventory and adjust for channel shifts across our business. We focus on speed to market and believe our lead times are amongst the shortest in the industry, allowing us to read and react to customer preferences. The agility within our supply chain provides us with flexibility to quickly re-order strong sellers as we seek to maximize our sales and merchandise margin rate opportunities.
Our strong relationships with our suppliers have allowed us to manufacture our products with cost efficiency without sacrificing quality. Our global supply base and flexibility are key competitive advantages and allow us to provide a broad product range, innovation and assortment to our customers.
The current supply chain environment remains challenging, and we are focused on maximizing our strong relationships with our supplier partners and our sourcing and logistics capabilities to mitigate the impacts of the cost pressures and supply chain issues on our business.

Highly-Talented Management Team with Deep Industry Experience
Our senior management team has a wealth of retail and business experience and a deep knowledge of our business. The management team is supported by well qualified leaders and is highly collaborative across our brands and our channels.
Distribution Channels
Our distribution channels include digital, North American stores and international stores. We utilize these channels to reach our consumers in the physical and digital locations they frequent within their geographies.
Digital
The digital channel accounted for $2.114 billion, or 31%, of our revenues in 2021. The channel includes sales that are derived from our websites and mobile applications.
Our digital presence, including social media, our websites and our mobile applications, allows us to get to know our customers better and communicate with them anytime and anywhere. Our digital customers engage in more transactions relative to non-digital customers. Within digital, we have taken a mobile-first approach to help drive sales.
We have taken steps to modernize the digital platform, including the use of artificial intelligence-driven chatbots and geo-targeted digital marketing. Our digital platform is designed to further support our physical presence and contribute to the growth of omni-channel sales.
North American Stores
The North American stores channel represents the stores in our North American physical retail locations and accounted for $4.194 billion, or 62%, of our revenues in 2021. We operate 834 physical locations as of the end of 2021, including a range of full assortment stores, Victoria’s Secret Lingerie stores and free-standing PINK stores.
We are investing in our physical stores by refreshing existing stores and developing a store of the future that will include smaller, more flexible space in off-mall locations with a unique dual-brand layout to meet the needs of our customer and accomodate shifting consumer preferences for omni-channel shopping. We continue to right-size our stores to optimize our physical retail footprint and enable omni-channel sales. Additionally, we are investing in our people through field talent and leadership development to optimize the customer experience.
International
The international channel represents our company-operated stores and websites in Greater China as well as royalty and wholesale sales related to the stores and websites operated by our franchise, license, wholesale and joint venture partners. International net sales accounted for $477 million, or 7%, of our revenues in 2021. As of the end of 2021, we have 65 company-operated stores in Greater China as well as 463 partner-operated stores around the world, including locations across the Americas, Europe, Asia, Africa and the Middle East.
Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner. We continue to increase the number of locations under these types of arrangements as part of our international expansion.
Additional Information
Merchandise Vendors
During 2021, we purchased merchandise from approximately 210 vendors located throughout the world, the largest of which accounted for approximately 13% of our purchases. We believe there are numerous alternative suppliers for our merchandise and that the loss of any one vendor would not have a material adverse effect on our business.
Design, Product Development and Sourcing
Our product design and innovation is an important component of our strategy. We achieve success through frequent and fashionable product launches across product categories with a focus on fit, fabric, finish, and superior quality. Our merchant, design and sourcing teams have a long history of designing innovative products to meet our customers’ needs. We believe our focus on product development differentiates our offering through superior fit, broad ranges of sizes, and comfortable and appealing silhouettes. Additionally, we believe that our sourcing and production functions, which have a long and deep presence in key sourcing markets including those in the U.S. and Asia, allow us to partner with premier manufacturers to manufacture high-quality products quickly.

Our product development team works with four key design periods for the year: Spring, Summer, Fall and Holiday, that represent our various selling seasons. Certain product lines offer more frequent introductions of new merchandise, and the primary selling seasons, Fall and Holiday, often will see greater quantities of introductions for new merchandise. We strive to tailor our buying strategies to align with customer demand and trends across our core categories with agile and fast lead times.
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing, and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain.
Distribution and Merchandise
A substantial portion of our merchandise is shipped to our distribution centers in the Columbus, Ohio area. Additionally, we use third-party operated distribution centers located throughout North America to distribute our merchandise. We use a variety of shipping terms that result in the transfer of title of the merchandise at either the point of origin or point of destination.
Our policy is to maintain sufficient quantities of inventories on hand in our retail stores and distribution centers to enable us to offer customers an appropriate selection of current merchandise. We emphasize rapid turnover and take markdowns as required to keep merchandise fresh and current.
The current supply chain environment remains challenging, and we are focused on maximizing our strong relationships with our supplier partners and our sourcing and logistics capabilities to mitigate the impacts of the cost pressures and supply chain issues on our business.
Advertising and Customer Support
Our brand marketing and advertising efforts are focused on highlighting our products’ fashion, innovative design and quality while also accentuating our brands’ positioning in the broader market and changing landscape. We have shifted the focus of our global message across platforms towards promoting brand inclusivity and highlighting our products through an empowering, relatable, fresh brand voice to align with our customers’ values. Our marketing strategies are designed to drive brand awareness and create continued loyalty between our customers and our brands. We also find it important to cater messaging towards different geographic and cultural preferences and customs in order to connect with our customers. We are committed to evolving our brand projection to serve our consumer and are developing a number of initiatives to continue that evolution through traditional media, entertainment platforms, and community-driven forums. We pursue our marketing strategy across a variety of platforms to reach our omni-channel customers, both in-store and online. We use traditional media outlets such as print, as well as digital media channels including social media, paid search and influencers. We have a dedicated team focused on marketing analytics to ensure our advertising and promotional investments are providing effective returns.
Our e-commerce channel and store locations also provide customers with an enhanced understanding of the brands through uniform messaging and brand essence across platforms. Each brand has a marketing team focused on ensuring the customer is appropriately reached and engaged. Our in-store sales force is also highly knowledgeable and we have regular in-store training to promote positive customer interactions through helpful and informed store associates.
Information Systems
Our management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance.
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, typically accounts for approximately one-third of our net sales and is normally our most profitable quarter. Accordingly, cash requirements are routinely highest in the third quarter as our inventories build in advance of the holiday season.
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our credit facilities are available for additional working capital needs and investment opportunities.

Regulations
We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of tax and customs regulations and international trade arrangements. While there are no current regulatory matters that we expect to be material to our results of operations, financial position, or cash flows, there can be no assurances that existing or future laws, regulations and standards applicable to our operations or products will not lead to a material adverse impact on our results of operations, financial position or cash flows.
Intellectual Property
Our trademarks and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the U.S. Patent and Trademark Office and with the registries of many foreign countries where our products are manufactured and/or sold. We believe our products are identified by our trademarks and, thus, our trademarks are of significant value. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect our intellectual property assets against infringement, misappropriation or other violations. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.
We also place high importance on product innovation and design, and a number of these innovations and designs are the subject of issued patents and pending patent applications.
Due to the worldwide consumer recognition of our products, we face an increased risk of counterfeiting by third parties. We vigorously monitor and enforce our intellectual property and proprietary rights against counterfeiting, infringement, misappropriation and other violations by third parties where and to the extent legal, feasible and appropriate. However, the actions we take to protect our intellectual property rights may not be adequate to prevent third parties from copying our products or infringing, misappropriating or otherwise violating our trademarks or other intellectual property rights, and the laws of foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S.
Other Information
For additional information about our business, including our net sales and profits for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The sale of women’s intimates, apparel, and personal and beauty care products is a highly competitive business. We believe we compete effectively in our core categories by leveraging our brand equity, unique scale and our high-quality innovative products. Our primary competitors include individual and chain specialty stores, department stores, mass merchandisers, online retailers and discount retailers. Additionally, we see a large and growing offering from private label intimates apparel created for retailers in addition to emerging brands. Brand image, presentation, marketing, design, price, service, fulfillment, assortment, fit and quality are the principal competitive factors.
Human Capital Management
Diversity, Equity and Inclusion
Diversity, equity and inclusion ("DEI") are key components of our culture and fundamental in achieving our strategic priorities and goals. At Victoria's Secret & Co., our DEI vision is to celebrate, honor and reflect the diversity of our customers and the communities we engage.
Our mission is to inspire and empower all by reflecting experiences, expanding access, and recognizing diversity. We pledge to welcome and celebrate every associate, partner and customer – from all backgrounds, all abilities and all life stages.
As we strive to create a better future for our organization and our world, we are committed to consciously and continuously learning and growing from our past and present. For us, it is not just about selling products – it is about using our scale and platform to champion every voice and drive forward inclusion and equity for every person.
Our DEI Strategic Framework
We believe that integrating DEI into everything we do is not just the right thing to do but is critical to driving performance and doing well for our associates, customers and communities. We are committed to bringing this to life through strategic actions with measurable goals, focusing on three key pillars: People, Experience and Purpose.

People
More than stores, more than products, Victoria’s Secret & Co. is a community of people with different backgrounds, qualities, abilities, and talents. Embracing and fostering that diversity is what makes us strong. Our People work is focused on:
•Retaining more diverse associates
•Increasing diversity within our workforce
•Enabling the growth and advancement of all our talent

Experience
When our people are at their best, our company is at its best. We are committed to creating a workplace where everyone can bring their whole selves to work and thrive. Our Experience work is focused on:
•Increasing associate engagement on our DEI journey
•Driving inclusive leadership across our organization
•Fostering a happy and healthy culture

Purpose
We do not just sell products, we inspire and uplift. We are passionate about creating products that meet our customers’ diverse needs and telling stories that reflect their journeys while empowering the communities where we live and work. Our Purpose work is focused on:
•Reaching and serving more diverse customers
•Investing in more minority- and women-owned businesses and suppliers
•Using our platform and resources to empower our communities, advance racial equity and promote social justice

As of January 29, 2022, we employed approximately 34,000 associates, approximately 20,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season. Approximately 80% of our associates work in our stores, 10% in distribution centers with the remaining balance in home office and call centers.
Learning and Development and Inclusion Resource Groups
We are committed to investing in our associates by providing diverse learning and development opportunities, challenging work experiences and offering Inclusion Resource Groups ("IRGs"). We believe that associates can reach their career goals through multiple roles, career paths and locations around the world. We offer a variety of enrichment experiences for those joining us as interns, new graduates, in mid-career or as a capstone to a career. Examples include:
•Development Days: Dedicated time to advance technical, creative or business skills.
•Leadership Development: Courses for associates in management positions to build critical skills and grow as effective leaders.
•Onboarding: Dedicated time to learn the business and to form important relationships for mentoring and development.
•Tuition Assistance: Reimbursement of 100% of eligible tuition expenses, up to $5,250 per calendar year.
In addition, we currently offer the following IRGs that provide professional development opportunities for associates, support the needs of the business, shape the culture of our company and volunteer in the community:
•Asian Learning, Leadership & Innovation Network (All In): Asian American and/or Pacific Islander associates and allies
•Conexion: Hispanic and Latinx associates and allies
•Evolve: LGBTQ+ associates and allies
•Mosaic: Black and African American associates and allies
•Women Inclusion Network: Associates who identify as women and allies

Associate Engagement and Well-Being
Associate engagement and well-being are key components of our culture and fundamental in achieving our strategic priorities and goals.
Culture
We are committed to associate engagement by striving to foster a safe, welcoming and empowering work culture where everyone can bring their whole selves to work. At Victoria's Secret & Co., our purpose goes beyond selling product. We strive to provide a community of smart, passionate and dedicated associates whose creativity, innovation and hard work fuel the world’s most recognized lingerie, apparel and beauty brand. We also strive to provide a community in which all associates are treated fairly and respectfully, with equal access to opportunities and resources, allowing associates to contribute fully to our success. As our world evolves, we evolve with it by embracing social change, taking action, and holding ourselves accountable for creating a happy, healthy and safe place to work.
We are focused on retaining, recruiting and advancing talent that reflects the customers we serve and the communities where we live and work. By continuing to encourage a workplace environment where diversity, equity and inclusion are valued, we believe we can serve our customers better, as well as retain highly talented associates, suppliers and vendors of different backgrounds and experiences.
In addition, we maintain an Ethics Hotline 24 hours a day, 7 days a week where associates may anonymously report potential instances of unethical conduct and potential violations of law and/or company policies. We have a written Code of Conduct that is based on our values and provides a resource where associates can find information that defines behaviors that are acceptable and those that are not. We conduct an annual Code of Conduct compliance process which requires associates to complete a Code of Conduct disclosure and a separate training course.
Benefits
We are committed to associate well-being by providing quality benefits and offering equitable and competitive wages. We support our associates to be at their best — at work and at home.
Our benefit programs are designed to be comprehensive, cost-effective and competitive to help our associates and their families be well and stay well.
We offer competitive compensation, company-matched savings and contributions to the retirement plan, and flexible and affordable health, wellness and lifestyle benefits to eligible associates. Eligible associates can choose benefits and access resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, 6 weeks paid paternity leave, adoption assistance, tuition reimbursement, free access to life planning and health advocate services and generous merchandise discounts. We also recently extended a worldwide Employee Assistance Program for all associates and anyone in their household to support mental health well-being. In addition, we offer paid time off to part-time eligible associates.
We are committed to equal opportunity and treatment for all associates which includes equal career advancement opportunities and equitable and competitive wages. Our compensation programs are designed to link annual changes in compensation to Victoria's Secret & Co.'s overall performance. At the individual level, we strive to assess performance on both an associate's contributions as well as behaviors displayed to achieve them. The emphasis on Victoria's Secret & Co.'s overall performance is intended to align our associates’ financial interests with the interests of our stockholders. We encourage associate stock ownership with the ability to purchase Victoria's Secret & Co. shares at a discount through our associate stock purchase plan.
Our investment in our workforce in 2021 included the expansion of participation in the short-term cash incentive compensation program to include all salaried associates in the home office, distribution or call centers beginning with the Fall 2020 season and going forward.
Health and Safety
Health and safety of our associates, customers and vendors are key components of our culture and fundamental in achieving our strategic priorities and goals. We strive to provide safe and clean facilities, comply with all applicable workplace safety laws and have global safety policies and procedures to protect from avoidable injury. In response to COVID-19, we implemented robust safety protocols to protect all our associates working in our distribution centers, stores and home offices. Associates whose work can be done remotely are working from home. For associates who are working in our stores, offices and distribution centers, we are utilizing COVID-19 safety measures developed to align with Centers for Disease Control and Prevention ("CDC") guidelines and other applicable state/local requirements.

Executive Officers of Registrant
Following the Separation, our executive officers during 2021 were as follows:
•Martin Waters, 56, has been our Chief Executive Officer since February 2021. Mr. Waters joined L Brands, Inc. in 2008 and previously served as the Chief Executive Officer of L Brands International from 2008 to 2021;
•Timothy Johnson, 54, has been our Executive Vice President and Chief Financial Officer since July 2021. Prior to joining Victoria's Secret & Co., Mr. Johnson served as the Chief Financial Officer and Chief Administrative Officer of Big Lots, Inc. from August 2015 to August 2019 and Chief Financial Officer from August 2012 to August 2015;
•Dein Boyle, 62, has been our Chief Operating Officer since 2020. Mr. Boyle joined L Brands, Inc. in 2008 and previously served as Chief Operating Officer of PINK from 2016 to 2020, Chief Administrative Officer of PINK from 2015 to 2016, and Executive Vice President at PINK from 2012 to 2014;
•Amy Hauk, 55, has been our Chief Executive Officer of PINK since 2018. Ms. Hauk joined L Brands, Inc. in 2008 and previously served as Chief Merchant and Executive Vice President of Merchandising for Bath & Body Works from 2008 to 2018; and
•Greg Unis, 51, has been our Chief Executive Officer of Victoria's Secret Beauty since 2016. Prior to 2016, Mr. Unis served as Executive Vice President and Global Head of Men's and Licensing Merchandise for Coach from 2010 to 2016.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on the Investors section of our website, www.victoriassecretandco.com.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Victoria's Secret & Co.
Investor Relations Department
Four Limited Parkway East
Reynoldsburg, Ohio 43068

ITEM 1A. RISK FACTORS.
SUMMARY RISK FACTORS
We are subject to a number of risks, including risks related to the Separation and related transactions, risks related to our business operations, risks related to our indebtedness and risks related to owning our common stock. The following list of risk factors is not exhaustive. Please read “Risk Factors” carefully for a more thorough description of these and other risks.
Risks Relating to the Separation
•We may not realize the anticipated benefits from the Separation, and the Separation could harm our business;
•We have limited history of operating as an independent company, and our historical combined and unaudited pro forma financial information for periods prior to the Separation is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results;
•We historically operated within our Former Parent, and there are risks associated with the Separation;
•Our Former Parent continues to perform functions for us, and we continue to perform functions for our Former Parent, on a transitional basis, and as a result we may experience operational disruptions and incur significant costs to perform these functions ourselves following the transition period or be subject to claims and liability;
•The obligations associated with operating as an independent public company require significant resources and management attention;
•If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities;
•In connection with the Separation, our Former Parent has agreed to indemnify us for certain liabilities and we agreed to indemnify our Former Parent for certain liabilities. If we are required to act under these indemnities to our Former Parent, we may need to divert cash to meet those obligations, which could adversely affect our financial results. Moreover, the indemnity to our Former Parent may not be sufficient to insure us against the full amount of liabilities for which our Former Parent has retained responsibility, and our Former Parent may not be able to satisfy its indemnification obligations to us in the future;
•Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in our Former Parent;
•If the Separation, together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes or non-U.S. tax purposes as a result of a breach by us of any covenant or representation made by us in the Tax Matters Agreement (as defined below), we could be subject to significant liability; and
•We are subject to significant restrictions on our actions in order to avoid triggering significant tax-related liabilities.
Risks Relating to Our Business
•Our net sales, profit results and cash flows are sensitive to, and may be affected by, general economic conditions, consumer confidence, spending patterns, significant health hazards or pandemics, weather or other market disruptions;
•The COVID-19 global pandemic has had and may continue to have an adverse effect on our business and results of operations;
•Our net sales, operating income, cash and inventory levels fluctuate on a seasonal basis;
•Turnover in company leadership or other key positions may have an adverse impact on our performance;
•We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs;
•Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space;
•Our ability to grow depends in part on new store openings and existing store remodels;
•Our international operations and our plans for international expansion include risks that could impact our results and reputation;
•Our licensees, franchisees, wholesalers, and joint venture partners could take actions that could harm our business or the image of our brands;
•Our direct channel business includes risks that could have an adverse effect on our results;
•Our ability to protect our reputation could have a material effect on the image and value of our brands;
•If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected;

•Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on the image and value of our brands and ability to penetrate new markets;
•Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results;
•Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new merchandise, product lines, and brands successfully could impact the image and relevance of our brands;
•We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis;
•We rely on a number of vendor and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions;
•We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•Our results may be affected by fluctuations in freight, product input and energy costs, including those caused by inflation;
•Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business;
•Our ability to adequately protect our assets from loss and theft could have an adverse effect on our reputation, results of operations, financial condition and cash flows;
•We self-insure certain risks and may be impacted by unfavorable claims experience;
•We significantly rely on our and our third-party service providers’ ability to implement and sustain information technology systems and to protect associated data and system availability;
•Any significant compromise or breach of our data security, including the security of customer, associate, third-party or company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows;
•Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price;
•Changes in laws, regulations or technology platform rules relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows;
•We may be adversely impacted by our ability to comply with regulatory requirements;
•We may be adversely impacted by certain compliance or legal matters; and
•We may be impacted by changes in taxation, trade and other regulatory requirements.
Risks Relating to Our Indebtedness
•We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition or cash flows;
•The phase-out of LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect interest rates on our indebtedness; and
•Our ability to maintain our credit rating could affect our ability to access capital and could increase our interest expense.
Risks Relating to Our Common Stock
•As a new public company, the market price and trading volume of our common stock may be volatile and stockholders may not be able to resell their shares at or above the initial market price of our common stock following the Separation;
•Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and certain provisions of Delaware law could delay or prevent a change in control of the Company;
•Our amended and restated bylaws designate Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and affect the market price of our common stock;
•Your percentage ownership in the Company may be diluted in the future; and
•Our common stock is and will be subordinate to all of our current and future indebtedness and any preferred stock, and effectively subordinate to all indebtedness and preferred equity claims against our subsidiaries.

RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to the Separation, while others relate principally to our business and the industry in which we operate, to our outstanding indebtedness, or to the securities markets generally and ownership of our common stock. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, as well as additional risks not presently known to us or that we currently deem immaterial.
Risks Relating to the Separation
We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to enhance strategic and management focus and allow us to more efficiently and effectively allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
•The Separation requires significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;
•We may be more susceptible to economic downturns and other adverse events than if we were still a part of our Former Parent;
•The Separation may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us;
•Following the Separation, our business is less diversified than our Former Parent’s business prior to the Separation;
•Our business will experience a loss of scale and access to certain financial, managerial and professional resources from which we have benefited in the past; and
•The other actions required to separate the respective businesses could disrupt our operations.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.
We have limited history of operating as an independent company, and our historical combined and unaudited pro forma financial information for periods prior to the Separation is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
Our historical combined and unaudited pro forma financial information for periods prior to the Separation included in this Annual Report on Form 10-K was derived from our Former Parent’s consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented. In particular, the historical combined financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:
•Prior to the Separation, our business was operated by our Former Parent as part of its broader corporate organization, rather than as an independent company. Our Former Parent or one of its affiliates provided support for various corporate functions for us, such as information technology, shared services, insurance, logistics, human resources, finance and internal audit. We became a smaller, less diversified company as a result of the Separation;
•Our historical combined financial results reflect the direct, indirect and allocated costs for such services historically provided by our Former Parent, and these costs may differ significantly from the comparable expenses we would have incurred as an independent company;
•Prior to the Separation, our working capital requirements and capital expenditures were satisfied as part of our Former Parent’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may differ significantly from that which is reflected in our historical combined financial statements;
•The historical combined financial information may not fully reflect the costs associated with the Separation, including the costs related to being an independent public company;
•Our historical combined financial information does not reflect our obligations under the various transitional and other agreements we entered into with our Former Parent in connection with the Separation, though costs under such agreements are expected to be broadly similar to what was charged to the Company in the past; and

•Prior to the Separation, our business was integrated with that of our Former Parent and we benefited from our Former Parent’s size and scale in costs, employees and vendor and customer relationships. Thus, costs we will incur as an independent company may significantly exceed comparable costs we would have incurred as part of our Former Parent and some of our vendor and customer relationships may be weakened or lost.
We historically operated within our Former Parent, and there are risks associated with the Separation.
We historically operated within our Former Parent and a number of aspects of our relationship with our Former Parent have and will change as a result of the Separation. For example, some of our landlords, vendors or other contract counterparties may have contracted with us because we were part of our Former Parent, and we may have difficulty obtaining favorable terms in our leases and other contractual arrangements as a result of the Separation. Prior to the Separation, our Former Parent provided guarantees for our benefit to third parties with respect to certain of our contractual obligations, including guarantees to landlords with respect to our obligations under certain leases. Following the Separation, we may not be able to obtain similar terms for new contracts, or renew existing contracts, without our Former Parent providing guarantees of our obligations under such contracts. In addition, pursuant to the Separation and Distribution Agreement between us and our Former Parent (the “Separation and Distribution Agreement”), we are required to reimburse our Former Parent for any payments made by our Former Parent or any of its subsidiaries for any liabilities arising out of their obligations under these guarantees. Such payments are not subject to any cap and may be significant. These and other changes could have a material adverse effect on our business and results of operations.
Our Former Parent continues to perform functions for us, and we continue to perform functions for our Former Parent, on a transitional basis, and as a result we may experience operational disruptions and incur significant costs to perform these functions ourselves following the transition period or be subject to claims and liability.
Prior to the Separation, our Former Parent performed many important corporate functions for us, including information technology, shared services, insurance, logistics, human resources, finance and internal audit. In connection with the Separation, we entered into certain arrangements with our Former Parent pursuant to which we and our Former Parent will continue to provide to each other, on an ongoing basis, certain functions and services that the companies have historically shared. Our Former Parent may not successfully execute its obligations to us under these arrangements, and any interruption in the functions or services that will be provided to us by our Former Parent following the Separation could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our Former Parent may also allege that we have failed to perform our obligations to it under these arrangements, which may subject us to claims and liability. In addition, performing our obligations to our Former Parent under these arrangements may also require significant time and resources, and may divert management’s attention from the operation of our business.
In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical combined financial statements that were incurred as a business segment of our Former Parent. We expect to incur costs to establish the necessary infrastructure and create the systems and services to replace many of the systems and services that our Former Parent historically provided to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, and we may incur additional costs in connection with, or following, the implementation of these systems and services. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, results of operations, financial condition and cash flows.
Furthermore, we may experience certain operational disruptions in connection with the Separation as we transition to operating as an independent public company, including information technology disruptions as certain data, software, information technology hardware and other information technology assets and systems are transitioned or re-allocated between us and our Former Parent, or as we implement new systems or upgrades in connection with such transition. In addition, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of the information technology needs of the business. Our ability to effectively manage and operate our business depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have a material adverse effect on our business and results of operations.

The obligations associated with operating as an independent public company require significant resources and management attention.
Prior to the Separation, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Separation, we are directly subject to such reporting and other obligations under the Exchange Act and the rules of the NYSE. These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we have faced and expect to continue to face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of our Former Parent. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
In accordance with Section 404 of the Sarbanes-Oxley Act, beginning with our second Annual Report on Form 10-K required to be filed with the SEC, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our Annual Reports on Form 10-K, and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls. When required, this process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, or suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, financial condition, prospects and results of operations.
In connection with the Separation, our Former Parent has agreed to indemnify us for certain liabilities and we agreed to indemnify it for certain liabilities. If we are required to act under these indemnities to our Former Parent, we may need to divert cash to meet those obligations, which could adversely affect our financial results. Moreover, the indemnity to our Former Parent may not be sufficient to insure us against the full amount of liabilities for which our Former Parent has retained responsibility, and our Former Parent may not be able to satisfy its indemnification obligations to us in the future.
Pursuant to the Separation and Distribution Agreement and other agreements with our Former Parent, our Former Parent agreed to indemnify us for certain liabilities, and we agreed to indemnify it for certain liabilities. Payments that we may be required to provide under indemnities to our Former Parent are not subject to any cap, may be significant and could negatively affect our business, particularly under indemnities relating to our actions that could affect the tax-free nature of the Separation. Third parties could also seek to hold us responsible for the liabilities that our Former Parent has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of our Former Parent following the Separation that arise relating to the operations of our business during the time that it was a business segment of our Former Parent prior to the Separation, such as certain tax liabilities which relate to periods during which our taxes were reported as a part of our Former Parent; certain liabilities retained by our Former Parent which relate to contracts or other obligations entered into jointly by our business and our Former Parent’s retained business; certain environmental liabilities related to sites at which both we and our Former Parent operated; and certain liabilities arising from third-party claims in respect of contracts in which both we and our Former Parent supply goods or provide services.
Our Former Parent has agreed to indemnify us for such contingent liabilities. While we have no reason to expect that our Former Parent will not be able to support its indemnification obligations to us, we can provide no assurance that our Former Parent will be able to fully satisfy its indemnification obligations or that such indemnity obligations will be sufficient to cover our liabilities for matters which it has agreed to retain, including such contingent liabilities. Moreover, even if we ultimately succeed in recovering from our Former Parent any amounts for which we are indemnified, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, results of operations and financial condition.

Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in our Former Parent.
Because of their former positions with our Former Parent, some of our directors and executive officers own shares of common stock of our Former Parent or have options to acquire shares of such common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for our Former Parent or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between our Former Parent and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.
If the Separation, together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes or non-U.S. tax purposes as a result of a breach by us of any covenant or representation made by us in the Tax Matters Agreement (as defined below), we could be subject to significant liability.
It is intended that the Separation, together with certain related transactions, will qualify as a generally tax-free “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code (the “Code”) and a generally tax-free distribution within the meaning of Section 355 of the Code. The consummation of the Separation and the related transactions was conditioned upon the receipt of an opinion of certain of our tax advisers to the effect that such transactions will qualify for this intended tax treatment. In addition, it is intended that the Separation transaction generally will qualify as a series of transactions that are tax-free for U.S. federal income tax and applicable non-U.S. tax purposes. The opinion relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect. Notwithstanding the opinion, the Internal Revenue Service (“IRS”) could determine that the Separation should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings that were relied on for the opinion are false or have been violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of significant changes in the stock ownership of our Former Parent or us after the Separation.
If the Separation or related transactions fail to qualify for tax-free treatment due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the Tax Matters Agreement between us and our Former Parent (the “Tax Matters Agreement”), we generally will be required to indemnify our Former Parent for all tax-related losses suffered by it. In addition, we will not control the resolution of any tax contest relating to taxes suffered by our Former Parent in connection with the Separation, and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the Tax Matters Agreement. In the event that our Former Parent suffers tax-related losses in connection with the Separation that must be indemnified by us under the Tax Matters Agreement, the indemnification liability could have a material adverse effect on us.
If the Separation fails to qualify for tax-free treatment, for any reason, the Former Parent and/or holders of the Former Parent's common stock would be subject to substantial U.S. and/or applicable non-U.S. taxes as a result of the Separation and certain related transactions, and we could incur significant liabilities under applicable law or as a result of the Tax Matters Agreement.
We are subject to significant restrictions on our actions in order to avoid triggering significant tax-related liabilities.
The Tax Matters Agreement generally prohibits us from taking certain actions that could cause the Separation and certain related transactions to fail to qualify as tax-free transactions, including:
•During the two-year period following the date of the Separation (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;
•During the two-year period following the date of the Separation, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);
•During the two-year period following the date of the Separation, we may not sell or otherwise issue our common stock, other than pursuant to issuances that satisfy certain regulatory safe harbors set forth in Treasury regulations related to stock issued to employees and retirement plans;
•During the two-year period following the date of the Separation, we may not redeem or otherwise acquire any of our common stock, other than pursuant to open-market repurchases of less than 20% of our outstanding common stock (in the aggregate);
•During the two-year period following the date of the Separation, we may not amend our certificate of incorporation (or other organizational documents) or take any other action, whether through a stockholder vote or otherwise, affecting the voting rights of our common stock; and

•More generally, we may not take any action that could reasonably be expected to cause the Separation and certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes or for non-U.S. tax purposes.
If we take any of the actions above and such actions result in tax-related losses to our Former Parent, we generally will be required to indemnify it for such tax-related losses under the Tax Matters Agreement. Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to our Former Parent might discourage, delay or prevent a change of control that our stockholders may consider favorable.
Risks Relating to Our Business
Our net sales, profit results and cash flows are sensitive to, and may be affected by, general economic conditions, consumer confidence, spending patterns, significant health hazards or pandemics, weather or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. The Russian invasion of Ukraine in February 2022 and the financial and economic sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response thereto is creating, and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to other countries and the resulting impact on the global market remains uncertain. We are monitoring the conflict, but do not, and cannot, know if this situation will result in broader economic and security concerns or in material implications for our business. These events could have a material adverse effect on our customers, our international partners and our third-party suppliers, and may negatively impact our international digital sales and partner-operated stores.
In addition, market disruptions due to natural disasters, significant health hazards or pandemics, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. Purchases of our products may decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 global pandemic has had and may continue to have an adverse effect on our business and results of operations.
Over the past two years, the COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions. Our business operations and financial performance for 2020 and 2021 were materially impacted by the COVID-19 pandemic, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending, supply chain disruption and delays, increased cost of transportation, raw materials, and labor, and other challenges. We continue to focus on protecting the health and safety of our customers, employees, contractors, suppliers, and other business partners.
We are unable to accurately predict the full impact that COVID-19 will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and spread of the COVID-19 pandemic, actions taken to limit the spread, and the public’s willingness to comply with such actions, the severity of additional outbreaks and strains of the virus, the extent and duration of the pandemic's adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, the availability, efficacy and acceptance of the vaccines and positive treatments for COVID-19, and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, vaccination and testing mandates, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders, restrictions and changes in consumer behavior have negatively impacted our operations, especially in our stores. Any vaccination or testing mandates that become applicable to us may result in disruptions to our operations, difficulty recruiting and retaining employees, increased labor and other costs, and other adverse effects. In addition to these more near-term impacts, we are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, event-based categories and store traffic trends.
To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our net sales, operating income, cash and inventory levels fluctuate on a seasonal basis.
We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a material adverse effect on our results of operations, financial condition and cash flows.
Seasonal fluctuations also affect our cash and inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Turnover in company leadership or other key positions may have an adverse impact on our performance.
We may experience changes in key leadership or key positions in the future. The departure of key leadership personnel can result in the loss of significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, could affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers.
We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.
We believe our competitive advantage is providing a positive, engaging and satisfying experience for each customer, which requires us to have highly trained and engaged associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including store personnel and talented merchants. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
Most of our stores are located in retail shopping areas, including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located, and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations require significant upfront capital investment and have material lease commitments. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into generally have an initial term of 10 years and cannot be unilaterally terminated by us without cause. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
These risks could have a material adverse effect on our ability to grow and our results of operations, financial condition and cash flows.

Our ability to grow depends in part on new store openings and existing store remodels.
Our continued growth and success will depend in part on our ability to open and operate new stores and remodel existing stores on a timely and profitable basis. Accomplishing our new store opening goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new stores at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our new store opening and existing store remodeling goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and existing stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue to operate internationally and further expand into international markets, including mainland China, through partner and/or joint venture arrangements. The risks associated with international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts or increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Further, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency and, as such, we are exposed to foreign currency exchange rate fluctuations. From time to time we use foreign currency forward contracts to hedge certain foreign currency risks; however, these measures may not succeed in offsetting all of the short-term negative impacts of foreign currency rate movements on our business and results of operations. Hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees, wholesalers, and joint venture partners could take actions that could harm our business or the image of our brands.
We have global representation through independently owned stores operated by our partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have no control as to whether our partners comply with federal and local law. The image of our brands and our reputation may suffer materially, and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel business includes risks that could have an adverse effect on our results.
Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; our ability to keep up with drastic shifts in customer demand, such as we saw with the COVID-19 pandemic; the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results. The satisfaction of our online customers depends on their timely receipt of merchandise. If we encounter difficulties with the distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory. The COVID-19 pandemic has resulted in supply chain and product transportation challenges, which could cause us to incur significantly higher costs and longer lead times associated with distributing our products to our customers.
Any of these issues could cause customer dissatisfaction and have a material adverse effect on our operations, financial condition and cash flows.
Our ability to protect our reputation could have a material effect on the image and value of our brands.
Our ability to maintain our reputation is critical to the image and value of our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity, including information publicized through traditional or social media platforms and similar venues such as blogs, websites and other forums, may affect our reputation and brands and, consequently, reduce demand for our merchandise, even if such publicity is unverified or inaccurate.
Failure to comply with or the perception that we have failed to comply with ethical, social, product, labor, privacy and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Additionally, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to environmental, social and governance matters. Unfavorable ratings may also affect our reputation and the sentiment of our brands, which could have a negative impact on our stock price. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party and Company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brands and the location of and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, email, print and television, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations.
Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on the image and value of our brands and ability to penetrate new markets.
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy, especially with respect to new brands and innovative new products. We have obtained or applied for federal registration of our trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. However, there can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on the image of our brands and our reputation as well as our results of operations, financial condition and cash flows.
Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. We may be unable to successfully resolve these type of conflicts to our satisfaction and may be required to enter into costly license agreements, be required to pay significant royalty, settlements costs or damages, be required to rebrand our products and/or be prevented from selling some of our products.
Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results.
The retail industry is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through online channels. Brand image, marketing, design, price, service, assortment, quality, image presentation and fulfillment are all competitive factors in both the store-based and online channels.

Some of our competitors may have greater financial, marketing and other resources available and trends across our product categories may favor our competitors. We rely to a greater degree than some of our competitors on physical locations in shopping malls and retail centers and so declines in traffic to such locations may affect us more significantly than our competitors. Some of our competitors sell their products in stores that are located in the same shopping malls and retail centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and retail centers.
Increased competition, combined with declines in mall and/or online website traffic, could result in price reductions, increased marketing expenditures and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new merchandise, product lines, and brands successfully could impact the image and relevance of our brands.
Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, salable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories, and a decline in consumer demand in these product categories could negatively affect our results of operations, financial condition and cash flows. We may choose to launch new product categories or brands, and our ability to successfully introduce new merchandise, product lines, and brands will impact our results of operations and the image of our brands. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on the image of our brands and our reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in international markets and in our domestic market. We distribute merchandise and other materials globally to our partners in international locations and to our stores. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.
We also face a variety of other risks generally associated with doing business on a global basis. For example:
•political instability, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
•imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;
•evolving, new or complex legal and regulatory matters;
•volatility in currency exchange rates;
•local business practice and political issues (including issues relating to compliance with domestic or international labor standards) which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
•delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new legislation or other factors.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs. Further, the rapid increase in demand for online shopping has led to increased pressure on the capacity of our fulfillment network.

For example, the COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, increased the costs and delays of transportation of products, and created significant volatility and disruption of financial markets. The COVID-19 global pandemic resulted in the temporary shut-down of many of our supply chain facilities. The pandemic continues to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We have experienced, and may continue to experience, disruptions or delays in shipments and negative impacts to pricing of certain components of our products. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, inflation, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of supply chain issues, inflation and any economic recession or depression that has occurred or may occur in the future.
We rely on a number of vendor and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in producing our beauty and personal care products, we rely heavily on vendor and distribution facilities in close proximity to our headquarters in Central Ohio. In addition, a significant portion of our intimates and apparel products are produced in Southeast Asia. As a result of geographic concentration of the vendor and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, demographic and population changes, and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party vendors. Factors outside our control, such as production or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
In addition, quality problems could result in a product liability judgment or a widespread product recall that may negatively impact our sales and profitability for a period of time depending on product availability, competitor reaction and consumer attitudes. Even if the product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and the image of our brands.
Our business could also suffer if our third-party vendors fail to comply with applicable laws, regulations or ethical standards. While our internal and vendor operating guidelines promote ethical business practices and our associates visit and monitor the operations of certain third-party vendors, we do not control these vendors or their practices. The violation of labor, environmental or other laws by third-party vendors used by us, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in freight, product input and energy costs, including those caused by inflation.
Product input costs, including freight, labor and raw materials, fluctuate. Fluctuations in the price and availability of freight, labor and raw materials may result in an increase in our production costs. Increases in the cost of mailing, paper, printing, or other order fulfillment logistics will affect the cost of our order fulfillment and promotional mailings. Inflation can also have an adverse impact on us because increasing costs of materials and labor may adversely impact our profit margins, especially if we are not be able to, or elect not to, pass these increases on to our customers. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Energy costs may fluctuate as a result of inflation and other factors, including the Ukraine/Russia conflict and related economic sanctions. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase products from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain, increase our production costs, and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a material adverse effect on our results of operations, financial condition and cash flows.
In many countries, governmental bodies are considering or enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation and raw materials costs, capital expenditures or insurance premiums and deductibles, which could adversely impact our results of operation. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Our ability to adequately protect our assets from loss and theft could have an adverse effect on our reputation, results of operations, financial condition and cash flows.
Our assets are subject to loss, including those caused by illegal or unethical conduct by associates, customers, vendors or unaffiliated third parties, natural disasters and organized retail theft. We have experienced events such as inventory shrinkage in the past, and we cannot assure that incidences of loss and theft will decrease in the future or that the measures we are taking will effectively reduce these losses. Higher rates of loss or increased security costs to combat theft could have a material adverse effect on our results of operations, financial condition and cash flows.
We self-insure certain risks and may be impacted by unfavorable claims experience.
We are self-insured for various types of insurable risks including associate medical benefits, workers’ compensation, property, general liability and automobile up to certain stop-loss limits. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our results of operations, financial condition and cash flows.
We significantly rely on our and our third-party service providers’ ability to implement and sustain information technology systems and to protect associated data and system availability.
Our success depends, in part, on the secure and uninterrupted performance of our and our third-party services providers’ and vendors’ information technology systems. Our information technology systems, as well as those of our service providers and vendors are vulnerable to damage, interruption or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments, servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Such incidents could disrupt our operations, including our ability to timely ship and track product orders and project inventory requirements, and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, employee or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party services providers’ and vendors’ information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores, impact our customers’ ability to access our websites in a timely manner, or expose confidential customer information, merchandise, financial or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, from time to time, we make hardware, software and code modifications and upgrades to our information technology systems for point-of-sale, e-commerce, mobile apps, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. Modifications involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying our information technology systems, including risks relative to data integrity and system disruptions. Information technology system disruptions or data corruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
In addition to our own systems, networks and databases, we use third-party service providers to store, transmit and otherwise process certain of this information on our behalf, and our third-party service providers are subject to similar cybersecurity risks. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we contractually require these service providers to implement and maintain a standard of security (such as implementing reasonable measures), we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
Any significant compromise or breach of our data security, including the security of customer, associate, third-party or company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues.
While we train our associates and have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security threats. Despite these measures, we may be vulnerable to targeted or random attacks on our systems that could lead to security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, third-party service providers and other third parties with otherwise legitimate access to our systems, website or facilities (which risks may be heightened as a result of work-from-home policies and technologies implemented in the wake of the COVID-19 pandemic). Furthermore, because the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors, despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures or other data security-related incidents, and we cannot be certain that cybersecurity insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.

Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources away from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our associates, customers or service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
Changes in laws, regulations or technology platform rules relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020 and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective beginning January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have also passed or plan to pass comprehensive data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers (and, in some cases, to regulators) whose personal information has been accessed or acquired as a result of a data breach. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the European Economic Area and the United Kingdom to the United States.
These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be adversely impacted by our ability to comply with regulatory requirements.
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the NYSE, among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, vendors, licensees, franchisees, joint venture partners, and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations. Also, changes in such laws could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to oversee regulatory changes impacting our business, and our responses to changes in the law could be costly and may negatively impact our operations.
We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees, and stockholders, that could have a material adverse effect on our reputation, the market price of our common stock, results of operations, financial condition and cash flows.
We may be impacted by changes in taxation, trade and other regulatory requirements.
We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies. We plan to regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition and cash flows.
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries, including as a result of any executive action taken or legislative priorities set by the current Biden administration. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Our Indebtedness
We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition or cash flows.
In connection with the Separation, we entered into a $400 million term loan facility and $750 million senior secured asset-based revolving credit facility and issued $600 million of senior notes, the proceeds of which we used to make the approximately $976 million cash payment to our Former Parent and to pay related fees and expenses. The debt agreements contain certain affirmative and negative covenants, including maintenance of a consolidated coverage ratio, a consolidated total leverage ratio, a fixed charge coverage ratio, and a debt to earnings before interest, income taxes, depreciation, amortization, and rent ratio. If we fail to comply with any covenants, the lenders may terminate their obligation to make advances to us and declare any outstanding obligations immediately due and payable. This debt obligation could restrict our future business strategies and could adversely impact our future results of operations, financial condition, and cash flows. This level of debt could have significant consequences on our future operations, including:
•Making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;
•Reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•Placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged.
Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, if our cash flow from operations declines, we may be unable to service or refinance our debt.
We may also incur substantial additional indebtedness in the future. Any future indenture or credit agreements that we may enter into may include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.
The phase-out of LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect interest rates on our indebtedness.
Interest on our term loan facility, which is scheduled to mature in 2028, and senior secured asset-based revolving credit facility, which is scheduled to mature in 2026, is calculated based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity.
Our ability to maintain our credit rating could affect our ability to access capital and could increase our interest expense.
Any downgrades in our credit ratings by the major independent rating agencies could increase the cost of borrowing under any indebtedness we may incur. There can be no assurance that we will be able to maintain our credit ratings, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.
Risks Relating to Our Common Stock
As a new public company, the market price and trading volume of our common stock may be volatile and stockholders may not be able to resell their shares at or above the initial market price of our common stock following the Separation.
Prior to the Separation, there was no trading market for shares of our common stock. An active trading market may not develop or be sustained for our common stock, and we cannot predict the prices at which our common stock will trade. The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:
•Fluctuations in our quarterly or annual earnings results or those of other companies in our industry;

•Failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;
•Announcements by us or our customers, suppliers or competitors;
•Changes in market valuations or earnings of other companies in our industry;
•Changes in laws or regulations which adversely affect our industry or us;
•General economic, industry and stock market conditions;
•Future significant sales of our common stock by our stockholders or the perception in the market of such sales;
•Future issuances of our common stock by us; and
•The other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent stockholders from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
The trading market for our common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and certain provisions of Delaware law could delay or prevent a change in control of the Company.
The existence of certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could discourage, delay or prevent a change in control of the Company that a stockholder may consider favorable. These include provisions:
•Providing the right to our Board of Directors to issue one or more classes or series of preferred stock without stockholder approval;
•Authorizing a large number of shares of common stock that are not yet issued, which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;
•Prohibiting stockholders from taking action by written consent; and
•Establishing advance notice and other requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by stockholders at our annual stockholder meetings.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our stockholders’ best interests.

Our amended and restated bylaws designate Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and affect the market price of our common stock.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our directors or officers or other employees or agents to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) any action asserting a claim against us or any of our directors or officers or other employees or agents arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. These exclusive forum provisions will apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions, however, will not apply to actions asserting only federal law claims under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, regardless of whether the state courts in the State of Delaware have jurisdiction over those claims. The forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and affect the market price of our common stock.
Your percentage ownership in the Company may be diluted in the future.
During the two-year period following the Separation, we are limited under the Tax Matters Agreement in our ability to sell or otherwise issue our common stock, but in the future your percentage ownership in the Company may be diluted due to equity issuances for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers, employees and other service providers. From time to time, we may grant additional equity awards to our employees under our employee compensation and benefits plans. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
Our common stock is and will be subordinate to all of our current and future indebtedness and any preferred stock, and effectively subordinate to all indebtedness and preferred equity claims against our subsidiaries.
Shares of our common stock are common equity interests in us and, as such, will rank junior to all our current and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any class or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 29, 2022:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Distribution, shipping and corporate offices	2,945,000
New York	Office, sourcing and product development/design	220,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	55,000
Mainland China	Office	26,000
Canada	Office	6,000
Various international locations	Office and sourcing	140,000
United States
Our business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York and Kettering, Ohio.
Our distribution and shipping facilities consist of three buildings located in the Columbus, Ohio, area. These buildings, including attached office space, comprise approximately 2.9 million square feet.
As of January 29, 2022, we operate 808 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2022 and 2034.
Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 8 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
International
Canada
We lease an office in the Toronto, Ontario, area. As of January 29, 2022, we operate 26 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2022 and 2031.
United Kingdom / Ireland
As a result of our joint venture with Next, we no longer operate any stores in the U.K. or Ireland. However, as of January 29, 2022, we continue to lease a store in the U.K., with a lease expiration in 2025, and a store in Ireland, with a lease expiration in 2037, which are sublet to and operated by the joint venture.
Greater China
We lease offices in Shanghai, Shenzhen and Hong Kong within Greater China. As of January 29, 2022, we operate 65 retail stores in leased facilities in Greater China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2022 and 2032.
Other International
As of January 29, 2022, we also have global representation through stores operated by our partners:
•335 beauty and accessories stores in 69 countries; and
•128 full assortment stores in 33 countries.
We also operate technology and sourcing-related office facilities in various international locations.

ITEM 3. LEGAL PROCEEDINGS.
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
In July 2021, the Former Parent announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Former Parent (and its subsidiaries, including us) and past and present employees, officers and directors, among others. As part of the settlement, the Former Parent (and its subsidiaries, including us) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms apply to both the Former Parent and us. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, and a fairness hearing occurred on January 18, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NYSE under the stock symbol “VSCO.” We began to trade as a standalone public company on August 3, 2021. There was no public trading market for our common stock before August 3, 2021. As of January 29, 2022, there were approximately 25,000 stockholders of record of our common stock. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate our stockholder base to be approximately 146,000.
We have not paid any cash dividends since the Separation. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board of Directors deems relevant.
The following table provides our quarterly market prices since we began trading on August 3, 2021:

	Market Price
	High	Low
2021
Fourth quarter	$60.38	$45.65
Third quarter	76.00	47.97
The following graph shows the changes, for the period from August 3, 2021 (the first day we began trading on the NYSE) to January 29, 2022, in the value of $100 invested in our common stock, the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and the S&P 500 Retail Composite Index.
COMPARISON OF SIX-MONTH CUMULATIVE TOTAL RETURN (a)
AMONG VICTORIA'S SECRET & CO., THE S&P 500 INDEX AND THE S&P 500 RETAIL COMPOSITE INDEX
_______________
(a)This table represents $100 invested in stock or in index at the closing price on August 3, 2021, including reinvestment of dividends.

The following table provides our repurchases of our common stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2021	4	$51.38	—	$—
December 2021	4,122	(b)	4,117	50,000
January 2022	1	56.81	—	50,000
Total	4,127		4,117
 ________________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The amount purchased in December 2021 includes the initial delivery of 4.117 million shares pursuant to the accelerated share repurchase agreement discussed in Note 17 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data. The average price paid per share, including any broker commissions, in December 2021 for shares not purchased pursuant to the accelerated share repurchase agreement was $53.05.
(c)For additional share repurchase program information, see Note 17 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by the Company, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “planned,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
•the spin-off from our Former Parent may not be tax-free for U.S. federal income tax purposes;
•a loss of synergies from separating the businesses that could negatively impact our balance sheet, profit margins or earnings;
•we may not realize all of the expected benefits of the spin-off;
•general economic conditions, inflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•the novel coronavirus (COVID-19) global pandemic has had and may continue to have an adverse effect on our business and results of operations;
•the seasonality of our business;
•difficulties arising from turnover in company leadership or other key positions;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•our dependence on mall traffic and the availability of suitable store locations on appropriate terms;
•our ability to grow through new store openings and existing store remodels;

•our ability to successfully operate and expand internationally and related risks;
•our independent franchise, license, wholesale, and joint venture partners;
•our direct channel business;
•our ability to protect our reputation and the image of our brands;
•our ability to attract customers with marketing, advertising and promotional programs;
•our ability to maintain, enforce and protect our trade names, trademarks and patents;
•the highly competitive nature of the retail industry and the segments in which we operate;
•consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•political instability, environmental hazards or natural disasters;
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
•duties, taxes and other charges;
•legal and regulatory matters;
•volatility in currency exchange rates;
•local business practices and political issues;
•delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new legislation;
•our geographic concentration of vendor and distribution facilities in central Ohio and Southeast Asia;
•the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•fluctuations in freight, product input and energy costs, including those caused by inflation;
•our ability to adequately protect our assets from loss and theft;
•claims arising from our self-insurance;
•our and our third-party service providers' ability to implement and maintain information technology systems and to protect associated data and system availability;
•our ability to maintain the security of customer, associate, third-party and company information;
•stock price volatility;
•shareholder activism matters;
•our ability to maintain our credit rating;
•our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
•our ability to comply with regulatory requirements;
•legal and compliance matters; and
•tax, trade and other regulatory matters.
Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K to reflect circumstances existing after the date of this report, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the Accounting Standards Codification ("ASC"). The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
Our operating results are generally impacted by economic changes and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators including competitor performance and mall traffic data. These can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable sales, gross profit, operating income and other performance metrics such as sales per average selling square foot and inventory per selling square foot in assessing our performance.
Executive Overview
Victoria’s Secret is an iconic global brand of women’s intimate and other apparel, personal care and beauty products. We sell our products through two brands, Victoria’s Secret and PINK. Victoria’s Secret is a category-defining global lingerie brand with a leading market position and a rich, 40-year history of serving women across the globe. PINK is a lifestyle brand for the collegiate-oriented customer, built around a strong intimates core. We also sell beauty products under both the Victoria’s Secret and PINK brands. Together, Victoria’s Secret, PINK and Victoria’s Secret Beauty support, inspire and celebrate women through every phase of their life.
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
We continue to focus on opportunities for improved performance, driven by efforts to improve the cultural relevance of our brands, improved merchandise assortments, and disciplined inventory management focused on the quality, quantity and timing of merchandise receipts. While we believe our improvements in merchandise assortment and our brand repositioning strategies are attracting and re-attracting customers, we are also mindful of the cost challenges and disruptions in our supply chain.
Impacts of Victoria's Secret Spin-Off
The spin-off of Victoria’s Secret & Co. into an independent, public company was completed on August 2, 2021. We believe the spin-off will enable us to maximize management focus and financial flexibility to thrive in an evolving retail environment and deliver long-term profitable growth.
In connection with the Separation, we expect incremental, future capital and expense related to the implementation of new information technology platforms. We currently estimate that our total incremental expenditures could be $100 million to $150 million over the next several years. These estimated costs will consist of internal and external labor, software licensing, networking, security and physical infrastructure required to separate the current information technology capabilities (systems and infrastructure) in support of two independent companies. Such estimates are subject to change as our work continues. We will provide technology services to the Former Parent under the transition services agreements while independent systems environments are created, which we believe will help to minimize dis-synergies. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this annual report and are inherently uncertain and subject to change.
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. In 2020 and 2021, our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our stores in North America were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the beginning of the third quarter of 2020. Additionally, operations for our direct channel were temporarily suspended for approximately one week in late March 2020.
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

Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income (loss) include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through January 29, 2022 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies."
Growth Strategies
We have a multi-year goal to increase sales and operating income by focusing on these key business priorities:
•Invest in our brands, business and new opportunities to drive growth;
•Continue optimizing the customer experience through elevated and profitable company-operated stores;
•Drive penetration and growth in our digital channel and provide an enhanced omni-channel experience; and
•Expand our international business.
The following is a discussion regarding certain of our key business priorities:
Invest in our Brands, Business and New Opportunities to Drive Growth.
We continue to make significant investments in our iconic brands, our physical and digital business channels and our organizational capabilities in order to support the continued growth of our business. We believe our success is significantly enabled by frequent and innovative product launches, which include bra launches and new beauty fragrances. We are making targeted investments in technology to maintain our high digital penetration and to expand the omni-channel offering for our customers. We are also working to increase our distribution capacity and efficiency in order to make decisions close to market, deliver orders to customers more quickly and provide the best and widest assortment across product categories and sizes across all channels. Our management team is committed to a diverse and inclusive corporate culture and we are building a world class team to support the execution of our growth strategies. Additionally, we will continue to search for new growth opportunities, including new brands we develop as well as partnerships with existing brands that help us attract new customers and better meet the needs of existing ones.
Continue Optimizing the Customer Experience through Elevated and Profitable Company-Operated Stores.
We believe we can further optimize our existing base of stores within North America to continue to deliver an elevated retail experience and to meet our customer’s evolving channel preferences. We believe our stores channel is important to engaging with existing and new customers and, accordingly, see it as a key part of our strategy and focus to provide flexibility and convenience to our customers through omni-channel capabilities. We are investing in our stores through refreshing existing stores and working towards a store of the future that will include smaller, more flexible space in off-mall locations with a unique dual-brand layout to meet the needs of our customer and accommodate shifting consumer preferences for omni-channel shopping. We also continue to focus on appropriate space allocation within the store and right-sizing the overall size of the North American stores, which we believe will lead to sales transference to other stores and our digital channel. In addition to our initiatives related to our physical stores, we plan to continue to invest in store talent and labor optimization. These initiatives are designed to increase productivity in our stores measured through improved sales per selling square foot, as well as overall store profitability.
Drive Penetration and Growth in our Digital Channel and Provide an Enhanced Omni-Channel Experience.
Investing in our digital channel continues to be a key priority and we believe that our global brands and our scaled retail footprint in North America is a unique platform to grow our digital business. Omni-channel initiatives, including buy online pick-up in store, and an increased focus on mobile and application interactions will continue to provide flexibility and convenience to our customers. Our shopping and services initiatives will continue to modernize the customer’s digital shopping experience through features like digital selling guides, virtual try-on, digital appointments, improved checkout performance and alternative payment options. Further, with our customer at the core of our strategy, we are also increasing the personalization of our digital platforms through site experience and marketing designed for our customer. Our ongoing digital investments are designed to create a seamless shopping experience between online and offline and bolster our leadership in the digital channel. In addition, we are scaling the distribution capacity of our digital business in order to support our growth and our omni-channel offerings. These strategies are aimed at increasing our digital channel mix and driving margin accretion.

Expand our International Business.
Growing our international business is a key strategy. We plan to drive strong comparable sales growth in franchise stores through continued improved product offerings and adjusting assortments to better reflect local preferences. We plan to increase our international store count, enabled by a new store design, lower costs and flexible store formats, which provide a pathway to profitable growth. Additionally, we expect to continue investing in and growing the digital components of our international business, including through country-specific web platforms tailored to local languages and preferences and through additional regional expansion. We believe the joint venture partnership we entered into in 2020 with Next in the United Kingdom will allow us to leverage growth through the already existing and impressive Next digital presence. Further, we believe our recently announced joint venture partnership with Regina Miracle in China will allow us to grow the China business through joint investment in product development, distribution and marketing. We also expect our partnership with Regina Miracle will positively impact the speed and agility of the business due to Regina Miracle's established production base in China. We anticipate additional opportunities for growth in our travel retail channel as global travel begins to normalize following the COVID-19 pandemic.
2021 Overview
In 2021, we were able to achieve growth in all core categories. Our work to deepen our connection with the customer while improving our operational fundamentals continued to gain traction, and the customer responded positively to our brand transformation and our merchandising assortments. On August 2, 2021, we completed our spin-off into an independent, public company, and we began trading on the NYSE on August 3, 2021. Cash generated since the Separation allowed us to announce a $250 million accelerated share repurchase program in December 2021. Despite the supply chain and inflationary challenges impacting the third and fourth quarters, our net sales and operating income increased significantly in 2021. Net sales increased $1.372 billion, or 25%, to $6.785 billion compared to $5.413 billion in 2020. Our North American store sales increased 50%, or $1.399 billion, to $4.194 billion compared to $2.795 billion in 2020, primarily due to comparisons to the COVID-19-related store closures in 2020 and in the increase in comparable store sales, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. Our direct channel sales decreased by 5%, or $109 million, to $2.114 billion compared to $2.223 billion in 2020, primarily due to a decline in traffic as direct sales last year were positively impacted by the COVID-19-related store closures. Sales and merchandise margin results were strong in 2021 as customers responded positively to our merchandise assortments. The merchandise margin rate improvement was driven by improved response to our merchandise assortments as well as strong selling execution in stores and online, partially offset by significant cost pressures in our supply chain particularly in the third and fourth quarter of 2021. Operating income for the full year increased to $870 million as compared to an operating loss of $101 million in 2020, and our operating income (loss) rate increased to 12.8% as compared to (1.9%) last year. The operating income increase was primarily driven by an increase in net sales and merchandise margin rate during 2021 and store asset and lease impairment charges of $214 million recorded in 2020.
For additional information related to our 2021 financial performance, see “Results of Operations – 2021 Compared to 2020.”
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP financial measures which present operating income (loss), net income (loss) and net income (loss) per diluted share in 2021, 2020 and 2019 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2021	2020	2019
Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income
Reported Operating Income (Loss) — GAAP	$870	$(101)	$(892)
Asset Impairments (a)	—	214	253
Restructuring Charges (b)	—	51	—
Hong Kong Store Closure and Lease Termination (c)	—	(36)	—
Establishment of U.K. and Ireland Joint Venture (d)	—	(30)	—
Impairment of Goodwill (e)	—	—	720
Adjusted Operating Income	$870	$98	$81

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income
Reported Net Income (Loss) — GAAP	$646	$(72)	$(897)
Asset Impairments (a)	—	214	253
Restructuring Charges (b)	—	51	—
Hong Kong Store Closure and Lease Termination (c)	—	(36)	—
Establishment of U.K. and Ireland Joint Venture (d)	—	(30)	—
Impairment of Goodwill (e)	—	—	720
Tax Effect of Adjusted Items	—	(40)	(26)
Tax Benefit related to a Tax Matter Associated with Foreign Investments (f)	—	(44)	—
Adjusted Net Income	$646	$43	$50

Reconciliation of Reported Net Income (Loss) Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income (Loss) Per Diluted Share — GAAP	$7.18	$(0.82)	$(10.16)
Asset Impairments (a)	—	1.93	2.60
Restructuring Charges (b)	—	0.46	—
Hong Kong Store Closure and Lease Termination (c)	—	(0.28)	—
Establishment of U.K. and Ireland Joint Venture (d)	—	(0.31)	—
Impairment of Goodwill (e)	—	—	8.12
Tax Benefit related to a Tax Matter Associated with Foreign Investments (f)	—	(0.49)	—
Adjusted Net Income Per Diluted Share	$7.18	$0.49	$0.56
 ________________
(a)We recognized pre-tax impairment charges of $97 million ($72 million after-tax) and $117 million ($99 million after-tax) related to certain store and lease assets in the first and second quarter of 2020, respectively. We recognized pre-tax impairment charges of $218 million ($200 million after-tax) and $35 million ($30 million after-tax) related to certain store and lease assets in the third and fourth quarter of 2019, respectively. For additional information see Note 7, "Long-Lived Assets" included in Item 8. Financial Statements and Supplementary Data.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $51 million ($40 million after-tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 5, “Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
(c)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after-tax) related to the closure and termination of our lease for the Hong Kong flagship store. For additional information, see Note 8, "Leases" included in Item 8. Financial Statements and Supplementary Data.
(d)In the third quarter of 2020, we recognized a pre-tax gain of $30 million ($27 million after-tax) related to the establishment of a joint venture for the U.K. and Ireland business with Next. For additional information, see Note 5, “Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
(e)In the fourth quarter of 2019, we recognized a $690 million pre-tax goodwill impairment charge ($687 million after-tax) related to the North America reporting unit. In the third quarter of 2019, we recognized a $30 million goodwill impairment charge (no tax impact) related to the Greater China reporting unit. For additional information, see Note 9, "Goodwill and Trade Name" included in Item 8. Financial Statements and Supplementary Data.
(f)In the third quarter of 2020, we recognized a $44 million tax benefit related to a tax matter associated with foreign investments. For additional information see Note 11, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.

2022 Outlook
We remain committed to our brand transformation focused on evolving our positioning and promoting inclusivity and diversity which we believe will allow us to attract new customers while also deepening our connection with existing ones. We will continue our advocacy for women, our commitment to being best at bras, and our focus on enhancing the customer experience. We plan to continue to enhance our omni-channel capabilities and personalization, increase our store of the future footprint and expand internationally into new markets while growing our digital presence. We will focus on assortment newness and product innovation, and will also continue to search for new growth opportunities, including new brands we develop as well as partnerships with existing brands that help us attract new customers and better meet the needs of existing ones. This will include continuing to partner and invest in women-led companies that are potential sources of growth, either in revenue or customer goodwill, or both.
We are mindful of the ongoing supply chain uncertainty, inflationary pressures, and federal stimulus benefit challenges facing us as we begin 2022. In the first quarter of 2022, we expect our operating performance to decrease compared to last year's first quarter, driven by incremental supply chain cost pressures in the first quarter of 2022 and federal stimulus benefits recognized in last year's first quarter.
For full year 2022, we are forecasting sales to be flat to up low-single digits compared to $6.785 billion in 2021. At this level of sales, we are projecting our operating income to be directionally in-line with 2021 results, with our Spring season below last year and the Fall season returning to growth. We believe the challenging supply chain environment will likely continue throughout the Spring season resulting in incremental supply chain cost pressures, in addition to the inflation of raw material costs throughout 2022.
We continue to focus on maximizing our performance and leveraging the strength of our brands and connection to our customers. We are confident in our opportunities and remain committed to delivering long-term sustainable value for our stockholders.
Company-Operated Store Data
The following table compares 2021 U.S. company-operated store data to the comparable periods for 2020 and 2019:

				% Change
	2021	2020	2019	2021	2020
Sales per Average Selling Square Foot (a)	$697	$415	$684	68%	(39%)
Sales per Average Store (in thousands) (a)	$4,835	$2,789	$4,455	73%	(37%)
Average Store Size (selling square feet)	6,942	6,928	6,551	—%	6%
Total Selling Square Feet (in thousands)	5,609	5,861	6,898	(4%)	(15%)
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
The following table represents company-operated store data for 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	January 29, 2022
U.S.	846	—	(38)	808
Canada	25	1	—	26
Greater China — Beauty & Accessories	36	2	(3)	35
Greater China — Full Assortment	26	4	—	30
Total	933	7	(41)	899

The following table represents company-operated store data for 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	January 30, 2021
U.S.	1,053	21	(228)	—	846
Canada	38	—	(13)	—	25
U.K. / Ireland	26	—	—	(26)	—
Greater China — Beauty & Accessories	41	1	(6)	—	36
Greater China — Full Assortment	23	4	(1)	—	26
Total	1,181	26	(248)	(26)	933
_______________
(a)    For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
The following table represents company-operated store data for 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	February 1, 2020
U.S.	1,098	7	(52)	1,053
Canada	45	—	(7)	38
U.K. / Ireland	26	—	—	26
Greater China — Beauty & Accessories	38	10	(7)	41
Greater China — Full Assortment	15	8	—	23
Total	1,222	25	(66)	1,181
Partner-Operated Store Data
The following table represents partner-operated store data for 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	January 29, 2022
Beauty & Accessories	338	16	(19)	335
Full Assortment	120	8	—	128
Total	458	24	(19)	463
The following table represents partner-operated store data for 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	January 30, 2021
Beauty & Accessories	360	8	(30)	—	338
Full Assortment	84	12	(2)	26	120
Total	444	20	(32)	26	458
_______________
(a)    For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
The following table represents partner-operated store data for 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	February 1, 2020
Beauty & Accessories	383	24	(47)	360
Full Assortment	56	28	—	84
Total	439	52	(47)	444

Results of Operations — 2021 Compared to 2020
The following information summarizes our results of operations for 2021 compared to 2020.
Operating Income (Loss)
For 2021, operating income increased $971 million, to $870 million, compared to an operating loss of $101 million in 2020, and the operating income (loss) rate (expressed as a percentage of net sales) increased to 12.8% from (1.9%). The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2021 in comparison to 2020:

	2021	2020	% Change
	(in millions)
Stores — North America	$4,194	$2,795	50%
Direct	2,114	2,223	(5%)
International (a)	477	395	21%
Total Net Sales	$6,785	$5,413	25%
________________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).
The following table provides a reconciliation of net sales for 2020 to 2021:

(in millions)
2020 Net Sales	$5,413
Comparable Store Sales	256
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	1,084
Direct Channels	(94)
Private Label Credit Card	(3)
International Wholesale, Royalty and Other	116
Foreign Currency Translation	13
2021 Net Sales	$6,785
________________
(a)Includes the increased sales from period over period due to the 2020 COVID-19-related store closures.
The following table compares 2021 comparable sales to 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	3%	1%
Comparable Store Sales (a)	10%	(15%)
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channel. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

In the stores channel for 2021, our North America net sales increased $1.399 billion, or 50%, to $4.194 billion, primarily due to comparisons to the COVID-19-related store closures in 2020, partially offset by a net reduction of 37 stores in North America in 2021. The increase in comparable store sales was driven by an increase in store traffic and average unit retail (which we define as the average price per unit purchased), partially offset by a decrease in conversion (which we define as the percentage of customers who visit our stores and make a purchase). Sales related to our stores outside of North America also increased compared to 2020 primarily as a result of the COVID-19-related store closures in the prior year, partially offset by lower net sales in the U.K. driven by the change in accounting as a result of the joint venture arrangement entered into in the third quarter of 2020.
In the direct channel, net sales decreased $109 million to $2.114 billion primarily due to a decline in traffic as direct sales last year were positively impacted by the COVID-19-related store closures. The decrease in direct sales was driven by a decline in traffic, partially offset by an increase in average unit retail and conversion.
Gross Profit
For 2021, our gross profit increased $1.189 billion to $2.760 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 40.7% from 29.0%.
For 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales, and an increase in the merchandise margin rate driven by improved response to our merchandise assortments as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the year. Our merchandise margin dollar growth was partially offset by increased costs in our supply chain this year, due to market constraints and price increases driven by increased demand and inflationary pressures. Occupancy expenses were lower, driven by store asset and lease impairment charges of $214 million in the prior year and permanent store closures, partially offset by higher COVID-19 related rent concessions last year and a $39 million gain from the closure of our flagship store in Hong Kong in the prior year.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful reduction in promotional activity, partially offset by increased costs in our supply chain. The gross profit rate increase was also driven by buying and occupancy leverage on higher net sales and the store asset impairment charges in the prior year, which was partially offset by higher COVID-19-related rent concessions last year and a $39 million gain from the closure of our flagship store in Hong Kong in the prior year.
General, Administrative and Store Operating Expenses
For 2021, our general, administrative and store operating expenses increased $218 million to $1.890 billion due to an increase in store selling expenses as a result of the increase in net sales compared to the prior year, an increase in marketing expenses due to our new brand repositioning initiatives and the store closures in the prior year and the $30 million gain recognized as a result of the establishment of the U.K. joint venture in the third quarter last year. These increases were partially offset by severance and related costs associated with headcount reductions totaling $51 million in the prior year, and savings realized as a result of cost reductions and the impact of the permanent store closures.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 27.9% from 30.9% due to leverage on the significant increase in net sales.
Interest Expense
For 2021, our interest expense increased $21 million to $27 million driven by the increase in our outstanding debt during 2021.
Provision (Benefit) for Income Taxes
For 2021, our effective tax rate was 23.3% compared to 31.9% in 2020. The 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to recognition of excess tax benefits related to share-based awards that vested during the year. The 2020 rate was higher than our combined estimated federal and state statutory rate primarily due to tax matters associated with our investments in the U.K.
Results of Operations — 2020 Compared to 2019
The following information summarizes our results of operations for 2020 compared to 2019.
Operating Income (Loss)
For 2020, our operating loss decreased $791 million, to an operating loss of $101 million, compared to an operating loss of $892 million in 2019, and the operating loss rate (expressed as a percentage of net sales) improved to (1.9%) from (11.9%). The drivers of the operating income (loss) results are discussed in the following sections.

Net Sales
The following table provides net sales for 2020 in comparison to 2019:

	2020	2019	% Change
	(in millions)
Stores — North America	$2,795	$5,112	(45%)
Direct	2,223	1,693	31%
International (a)	395	704	(44%)
Total Net Sales	$5,413	$7,509	(28%)
________________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).
The following table provides a reconciliation of net sales for 2019 to 2020:

(in millions)
2019 Net Sales	$7,509
Comparable Store Sales	(499)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(1,930)
Direct Channels	524
Private Label Credit Card	(59)
International Wholesale, Royalty and Other	(135)
Foreign Currency Translation	3
2020 Net Sales	$5,413
________________
(a)Includes the decreased sales from period over period due to the 2020 COVID-19-related store closures.
The following table compares 2020 comparable sales to 2019:

	2020	2019
Comparable Sales (Stores and Direct) (a)	1%	(8%)
Comparable Store Sales (a)	(15%)	(9%)
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channel. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
In the stores channel in 2020, our North America net sales decreased $2.317 billion, or 45% compared to 2019, to $2.795 billion. Store sales were negatively impacted by the temporary COVID-19-related closures, the permanent closure of 241 North American stores in 2020, occupancy restrictions and declines in store traffic. As a result of the COVID-19 pandemic, all stores in North America were closed on March 17, 2020, the majority of which were reopened by the beginning of August 2020. Occupancy levels in our stores varied over time as we reopened stores, but ultimately settled at approximately 30% capacity in August 2020. The decrease in comparable store sales was driven by a decline in store traffic which was down significantly since the beginning of the pandemic in March 2020, partially offset by a significant increase in conversion and average unit retail. Our partner-operated stores outside of North America were also impacted by temporary COVID-19-related closures, significant declines in store traffic and occupancy restrictions.

In the direct channel, net sales increased $530 million, or 31%, to $2.223 billion despite a temporary suspension of operations in March 2020. The increase in direct sales was driven by significant increases in website traffic, conversion and average unit retail beginning with the closing of our stores in March 2020. Digital sales as a percentage of our total net sales increased to 41% in 2020 compared to 23% in 2019.
For both channels, lingerie comparable sales increased in all categories driven by merchandise performance. PINK comparable sales decreased, primarily driven by declines in sleepwear and tops. Victoria’s Secret Beauty comparable sales increased, principally driven by growth in PINK Beauty. Revenue earned in connection with our private label credit card arrangement decreased $59 million primarily driven by the decline in net sales in the U.S.
Gross Profit
For 2020, our gross profit decreased $492 million compared to 2019 to $1.571 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 29.0% from 27.5% in 2019.
The gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales driven by the temporary COVID-19-related store closures and permanent store closures in 2020. This decrease was partially offset by improved response to our merchandise assortments driven by the disciplined management of inventory, as well as strong selling execution online, all of which enabled us to reduce promotional activity during the year. Additionally, occupancy expenses were lower in 2020 due to the store closures, COVID-19-related rent concessions totaling $90 million and a $34 million decrease in store and lease asset impairment charges recognized in occupancy expense.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity. The merchandise margin rate improvement was partially offset by buying and occupancy deleverage on lower net sales. The deleverage on buying and occupancy as a result of lower net sales was partially offset by the rent relief, a decrease in store and lease asset impairment charges and a benefit from the penetration into the direct channel.
General, Administrative and Store Operating Expenses
For 2020, our general, administrative and store operating expenses decreased $563 million, or 25% compared to 2019, to $1.672 billion driven primarily by lower store selling and marketing expenses as a result of the temporary COVID-19-related store closures and our permanent store closures. These decreases were partially offset by severance and related costs associated with headcount reductions totaling $51 million, costs of $36 million associated with the terminated sale agreement of the business in the first half of 2020, a $31 million increase in marketing expenses in the direct channel, costs associated with employee retention arrangements and an increase in incentive compensation given company performance in the Fall season.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) in 2020 increased to 30.9% from 29.8% in 2019 due to deleverage on lower net sales as well as severance and the other increased expenses mentioned above.
Impairment of Goodwill
In 2019, our goodwill impairment assessments concluded that the carrying values of our North America and Greater China reporting units exceeded their fair values. Accordingly, we recognized pre-tax goodwill impairment charges of $720 million.
Provision (Benefit) for Income Taxes
For 2020, our effective tax rate was 31.9% compared to 0.2% in 2019. The 2020 rate varied from our combined estimated federal and state statutory rate primarily due to tax matters associated with our investments in the U.K. The 2019 rate was impacted by the goodwill impairment charges which generated minimal tax benefit.

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
We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to fund our share repurchase programs and to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund requirements over the next 12 months.
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
The following table provides a summary of our working capital position and capitalization as of January 29, 2022:

January 29, 2022
(in millions)
Net Cash Provided by Operating Activities	$851
Capital Expenditures	169
Working Capital	(7)
Capitalization:
Long-term Debt	978
Shareholders’ Equity	257
Total Capitalization	$1,235
Amounts Available Under the ABL Facility (a)	$523
 ________________
(a)For the reporting period ending January 29, 2022, our borrowing base was $564 million and there were no borrowings outstanding under our senior secured asset-based revolving credit facility (the “ABL Facility"). We had $41 million of outstanding letters of credit as of January 29, 2022 that reduced our availability under the ABL Facility.
The following table provides certain measures of liquidity and capital resources as of January 29, 2022:

January 29, 2022
Debt-to-capitalization Ratio (a)	79%
Operating Cash Flow to Capital Expenditures	504%
________________
(a)Long-term debt divided by total capitalization.

Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020:

	2021	2020	2019
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$335	$245	$369
Net Cash Flows Provided by Operating Activities	851	674	315
Net Cash Flows Used for Investing Activities	(169)	(123)	(243)
Net Cash Flows Used for Financing Activities	(527)	(465)	(192)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	4	(4)
Net Increase (Decrease) in Cash and Cash Equivalents	155	90	(124)
Cash and Cash Equivalents, End of Year	$490	$335	$245
Operating Activities
Net cash provided by operating activities in 2021 was $851 million, including net income of $646 million. Net income included depreciation of $303 million and share-based compensation expense of $33 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were a decrease in operating cash flow of $247 million as a result of the increase in Inventories, primarily driven by higher cost of goods due to supply chain cost pressures, longer in-transit shipment times and our focused efforts to improve merchandise availability for customers, an increase in operating cash flow of $173 million associated with the increase in Accounts Payables, Accrued Expenses and Other, an increase in operating cash flow of $119 million associated with the increase in Income Taxes Payable and a decrease in operating cash flow of $156 million associated with Other Assets and Liabilities.
Net cash provided by operating activities in 2020 was $674 million, including the net loss of $72 million. Net loss included depreciation of $326 million, store and lease asset impairment charges of $254 million, deferred income tax benefits of $64 million, gain from formation of the U.K. and Ireland joint venture of $54 million, gain from the Hong Kong store closure and lease termination of $39 million and share-based compensation expense of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were an increase in operating cash flow of $141 million associated with the decrease in Inventories and an increase in operating cash flow of $97 million associated with Other Assets and Liabilities.
Net cash provided by operating activities in 2019 was $315 million, including the net loss of $897 million. Net loss included depreciation of $411 million, goodwill impairment charges of $720 million, store and lease asset impairment charges of $263 million, share-based compensation expense of $38 million and deferred income tax benefits of $30 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were a decrease in operating cash flow of $118 million associated with the decrease in Accounts Payables, Accrued Expenses and Other and a decrease in operating cash flow of $57 million associated with Other Assets and Liabilities.
Investing Activities
Net cash used for investing activities in 2021 was $169 million for capital expenditures. The capital expenditures were primarily related to our store refresh program, and spending on technology and logistics to support our digital business and other retail capabilities.
Net cash used for investing activities in 2020 was $123 million consisting primarily of $127 million of capital expenditures, offset by $4 million of other investing activities. The capital expenditures were primarily related to spending on technology and logistics to support our digital business and other retail capabilities.
Net cash used for investing activities in 2019 was $243 million consisting primarily of $225 million of capital expenditures. The capital expenditures were primarily related to spending on technology and logistics to support our digital business and other retail capabilities.
We are estimating 2022 capital expenditures to be approximately $225 million. We are investing in a store capital and refresh program, and we also plan to invest in technology, distribution and logistics capabilities and general infrastructure needs as we separate into a standalone company.

Financing Activities
Net cash used for financing activities in 2021 was $527 million consisting primarily of net transfers to the Former Parent of $1.253 billion and $250 million for the accelerated share repurchase program, partially offset by $982 million of net proceeds from the issuance of long-term debt.
Net cash used for financing activities in 2020 was $465 million consisting primarily of net transfers to the Former Parent of $407 million, $155 million of net repayments under our Foreign Facilities (as defined below), partially offset by borrowings from the Former Parent of $97 million.
Net cash used for financing activities in 2019 was $192 million consisting primarily of net transfers to the Former Parent of $197 million partially offset by $5 million of net borrowings under our Foreign Facilities.
Common Stock Share Repurchases
Our Board of Directors will determine share repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements and the Tax Matters Agreement with the Former Parent, as well as financial and other conditions existing at the time. We use cash flow generated from operating activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
In December 2021, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $250 million of our common stock. In accordance with the ASR Agreement, in December 2021 we made an initial payment of $250 million to Goldman Sachs, and received an initial delivery of 4.1 million shares of our common stock. The final number of shares received under the ASR Agreement was based on the daily average of the volume-weighted average share price of our common stock over the term of the ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the ASR Agreement. The final settlement under the ASR Agreement occurred in February 2022 subsequent to the end of fiscal year 2021. At final settlement, we received an additional 0.3 million shares of our common stock from Goldman Sachs.
As of January 29, 2022, the $250 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $200 million increase in Treasury Stock, which reflects the value of the initial 4.1 million shares received upon initial settlement, and a $50 million decrease in Paid-in Capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The $50 million recorded in Paid-in Capital as of January 29, 2022 will be reclassified to Treasury Stock in the first quarter of 2022 in connection with the settlement of the ASR Agreement.
In March 2022, our Board of Directors approved a new share repurchase program ("March 2022 Share Repurchase Program"), providing for the repurchase of up to $250 million of our common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the March 2022 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023. We have repurchased 0.8 million shares for $39 million through March 17, 2022 under the March 2022 Share Repurchase Program.
Treasury Stock Retirement
In December 2021, in accordance with the Board of Directors' resolution, we immediately retired the 4.1 million shares repurchased under the ASR Agreement. The retirement resulted in a reduction of $200 million in Treasury Stock, less than $1 million in the par value of Common Stock, $8 million in Paid-in Capital and $192 million in Retained Earnings.
In February 2022, subsequent to the end of fiscal year 2021, we immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement will result in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings in the first quarter of 2022.
Dividend Policy and Procedures
We have not paid any cash dividends since the Separation. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board of Directors deems relevant. We would use cash flow generated from operating and financing activities to fund our dividends.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$400 million Term Loan due August 2028 ("Term Loan Facility")	$390	$—
Total Senior Secured Debt with Subsidiary Guarantee	390	—
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("2029 Notes")	592	—
Total Senior Debt with Subsidiary Guarantee	592	—
Long-term Debt due to Former Parent	—	97
Total	982	97
Current Debt	(4)	—
Total Long-term Debt, Net of Current Portion	$978	$97
Issuance of Notes
In July 2021, we issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries.
On August 2, 2021, we used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million (the "Term Loan Facility"), which will mature in August 2028. Commencing in December 2021, we will make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. During 2021, we made a principal payment of $1 million for the Term Loan Facility.
Interest under the Term Loan Facility will be calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility will be subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions.
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
For the reporting period ending January 29, 2022, our borrowing base was $564 million and there were no borrowings outstanding under the ABL Facility. We had $41 million of outstanding letters of credit as of January 29, 2022 that reduced our availability under the ABL Facility.
We used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.

Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of January 29, 2022, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Foreign Facilities
Certain of our China subsidiaries previously utilized revolving and term loan bank facilities to support their operations (the "Foreign Facilities"). The Foreign Facilities allowed borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings were based upon the applicable benchmark rate for the currency of each borrowing.
Certain of these facilities were guaranteed by the Former Parent and certain of the Former Parent's wholly-owned subsidiaries (the "Secured Foreign Facilities"). The Secured Foreign Facilities allowed for borrowings and letters of credit up to $30 million. We borrowed $21 million and $117 million under the Secured Foreign Facilities during 2020 and 2019, respectively. Additionally, we made payments of $126 million and $103 million under the Secured Foreign Facilities during 2020 and 2019, respectively. We had no borrowings or payments under the Secured Foreign Facilities during 2021. During the second quarter of 2021, with no borrowings outstanding, we terminated the Secured Foreign Facilities.
We borrowed $13 million and $50 million under the unsecured Foreign Facilities during 2020 and 2019, respectively. Additionally, we made payments of $63 million and $59 million under these unsecured Foreign Facilities during 2020 and 2019, respectively. During the second quarter of 2020, with no borrowings outstanding, we terminated the unsecured Foreign Facilities.
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
Credit Ratings
The following table provides our credit ratings as of January 29, 2022:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 29, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$1,305	$47	$93	$92	$1,073	$—
Future Lease Obligations (b)	2,049	397	671	442	539	—
Purchase Obligations (c)	956	897	52	7	—	—
Other Liabilities (d)	10	—	—	—	—	10
Total	$4,320	$1,341	$816	$541	$1,612	$10
________________
(a)Long-term debt obligations relate to our principal and interest payments for our outstanding debt. Interest payments have been estimated based on the coupon rate for fixed rate obligations. For variable interest rate obligations, the interest payments have been estimated based on the LIBOR floor of 0.50% plus an interest rate margin of 3.25%. For additional information, see Note 12 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)Future lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 8 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Other” category includes $10 million of these tax items because it is not reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. For additional information, see Note 11 to the Consolidated and Combined Financial Statements in Item 8. Financial Statements and Supplementary Data.
Recently Issued Accounting Pronouncements
We did not adopt any new accounting standards during 2021 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the following assumptions and estimates are most significant to reporting our results of operations and financial position.
Inventories
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis. We record valuation adjustments to our inventories if the cost of inventory on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results, operating trends and consumer behavior. Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2021. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2021.
Valuation of Long-lived Assets
Long-lived Store Assets
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
As a result of our fleet rationalization executed during 2020 and the negative operating results of certain stores in 2020 and 2019, we determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss).
The following table provides pre-tax long-lived store asset impairment charges included in the Consolidated and Combined Statement of Income (Loss) for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Store Asset Impairment	$—	$136	$198
Operating Lease Asset Impairment	—	118	65
Total Impairment	$—	$254	$263
Our fair value estimates incorporated significant assumptions and judgments including, but not limited to, estimated future cash flows, discount rates and market rental rates. The use of different assumptions or judgments in our assessment could materially increase or decrease the fair value of our store assets and, accordingly, could materially increase or decrease any related impairment charge. Sustained declines in our business performance could result in a material impairment charge in a future period.
When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.
Goodwill
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If we determine that the fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. Our reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. During 2019, we fully-impaired the goodwill at the North America and Greater China reporting units, resulting in pre-tax impairment charges of $720 million. Subsequent to these impairments, we no longer have any goodwill recorded on our balance sheet.

Trade Name
The Victoria's Secret trade name is an indefinite-lived intangible asset. The trade name is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, we will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the trade name exceeds its fair value, we recognize an impairment charge equal to the difference.
As of the end of the fourth quarter of 2021, we performed our annual impairment assessment of the Victoria's Secret trade name. To estimate the fair value of the trade name, we used the relief from royalty method under the income approach. The annual assessment concluded that the fair value of the trade name was in excess of its carrying value.
The use of different assumptions or judgments in our impairment assessment of our trade name, including with respect to the estimated future cash flows, the discount rate used to discount such estimated future cash flows to their net present value and royalty rates used for the relief from royalty method, could materially increase or decrease the fair value of our trade name. A 50% reduction to our assumed royalty rate would not have resulted in a material impairment charge in 2021.
Claims and Contingencies
We are subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the Consolidated and Combined Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. We consult with legal counsel on matters related to litigation and seek input from both internal and external experts with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is reasonably estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable) or if an estimate is not reasonably determinable, disclosure of a material claim or contingency is disclosed in the Notes to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated and Combined Statement of Income (Loss) in the period that includes the enactment date. The Company treats the global intangible low-taxed income provisions enacted as part of the U.S. Tax Cuts and Jobs Act as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In determining our provision for income taxes, we consider permanent differences between book and tax income and statutory income tax rates. Our effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.
We follow the authoritative guidance included in ASC 740, Income Taxes, which contains a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated and Combined Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision (Benefit) for Income Taxes on the Consolidated and Combined Statements of Income (Loss).
Revenue Recognition
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by our customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in our Consolidated and Combined Statements of Income (Loss). We also provide a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.
We offer certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. We allocate revenue to points earned on qualifying purchases and defer recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.
We sell gift cards with no expiration dates to customers. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in our Consolidated and Combined Statements of Income (Loss).
Revenue earned in connection with our U.S. private label credit card arrangement is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated and Combined Statements of Income (Loss).
We also recognize revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar and Chinese Yuan denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Greater China is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign currency exchange rate risk by entering into foreign currency forward contracts; however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Our investment portfolio is primarily comprised of bank deposits. Historically cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of January 29, 2022 consists of the 2029 Notes, which have a fixed interest rate, and the $400 million Term Loan Facility, which has a variable interest rate based on either the LIBOR or an alternate base rate. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Principal Value	$999	$—
Fair Value, Estimated (a)	975	—
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of January 29, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VICTORIA'S SECRET & CO.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated and Combined Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2021, 2020 and 2019 refer to the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Victoria's Secret & Co.

Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Victoria's Secret & Co. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserve for Store Inventory Losses

Description of the Matter
As discussed in Note 6 to the consolidated and combined financial statements, the Company had inventories of $949 million as of January 29, 2022, which included finished goods of $898 million. Inventories were principally valued at the lower of cost or net realizable value, on an average cost basis. The most significant and judgmental portion of the inventory reserves related to the reserve for store inventory losses. Management applied judgment to determine its reserves for store inventory losses that have occurred since the date of the last physical inventory. The Company calculated the reserve for store inventory losses based on actual inventory losses identified as a result of store physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for store inventory losses occurring in the interim period between the most recent physical inventory count and year-end was calculated on a store-specific basis and was primarily based on recent inventory loss results. Management considered historical store inventory losses taken and current consumer behavior to estimate the reserve for store inventory losses.

Auditing management’s estimate of the reserve for inventory losses on finished goods required us to make subjective auditor judgments because the estimate was impacted by management's assumptions about the appropriateness of historical data used and its applicability to current period consumer behavior.

How We Addressed the Matter in Our Audit
To test the Company's reserve for store inventory losses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculation and evaluating significant assumptions (e.g., historical data used and its applicability to current period consumer behavior) used in management's store inventory loss valuation assessment. We also obtained an understanding of inventory loss activity trends at a store level, and performed a sensitivity analysis to evaluate changes in the estimate that would result from changes in management's significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Grandview Heights, Ohio
March 18, 2022

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)

	2021	2020	2019
Net Sales	$6,785	$5,413	$7,509
Costs of Goods Sold, Buying and Occupancy	(4,025)	(3,842)	(5,446)
Gross Profit	2,760	1,571	2,063
General, Administrative and Store Operating Expenses	(1,890)	(1,672)	(2,235)
Impairment of Goodwill	—	—	(720)
Operating Income (Loss)	870	(101)	(892)
Interest Expense	(27)	(6)	(8)
Other Income (Loss)	—	1	1
Income (Loss) Before Income Taxes	843	(106)	(899)
Provision (Benefit) for Income Taxes	197	(34)	(2)
Net Income (Loss)	$646	$(72)	$(897)
Net Income (Loss) Per Basic Share	$7.34	$(0.82)	$(10.16)
Net Income (Loss) Per Diluted Share	$7.18	$(0.82)	$(10.16)

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2021	2020	2019
Net Income (Loss)	$646	$(72)	$(897)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	1	(3)	(6)
Reclassification of Foreign Currency Translation to Earnings	—	36	—
Unrealized Gain on Cash Flow Hedges	—	—	1
Reclassification of Cash Flow Hedges to Earnings	—	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	$1	$33	$(8)
Total Comprehensive Income (Loss)	$647	$(39)	$(905)

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions except par value amounts)

	January 29, 2022	January 30, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$490	$335
Accounts Receivable, Net	162	121
Inventories	949	701
Other	90	82
Total Current Assets	1,691	1,239
Property and Equipment, Net	957	1,078
Operating Lease Assets	1,369	1,590
Trade Name	246	246
Deferred Income Taxes	17	20
Other Assets	64	56
Total Assets	$4,344	$4,229
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$538	$338
Accrued Expenses and Other	714	782
Current Debt	4	—
Current Operating Lease Liabilities	340	421
Income Taxes	102	15
Total Current Liabilities	1,698	1,556
Deferred Income Taxes	58	19
Long-term Debt	978	—
Long-term Debt Due to Former Parent	—	97
Long-term Operating Lease Liabilities	1,314	1,553
Other Long-term Liabilities	39	113
Total Liabilities	4,087	3,338
Shareholders’ Equity:
Preferred Stock—$0.01 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.01 par value; 1,000 shares authorized; 85 and 0 shares issued; 85 and 0 shares outstanding, respectively	1	—
Paid-in Capital	125	—
Accumulated Other Comprehensive Income	5	4
Retained Earnings	126	—
Net Investment by Former Parent	—	887
Total Equity	257	891
Total Liabilities and Equity	$4,344	$4,229

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-in Capital	Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity
	Shares Outstanding	Par Value
Balance, February 2, 2019	—	$—	$—	$2,399	$(21)	$—	$—	$2	$2,380
Cumulative Effect of Accounting Change	—	—	—	(2)	—	—	—	—	(2)
Balance, February 3, 2019	—	$—	$—	$2,397	$(21)	$—	$—	$2	$2,378
Net Loss	—	—	—	(897)	—	—	—	—	(897)
Other Comprehensive Loss	—	—	—	—	(8)	—	—	—	(8)
Total Comprehensive Loss	—	—	—	(897)	(8)	—	—	—	(905)
Net Transfers to Former Parent	—	—	—	(159)	—	—	—	—	(159)
Balance, February 1, 2020	—	$—	$—	$1,341	$(29)	$—	$—	$2	$1,314
Net Loss	—	—	—	(72)	—	—	—	—	(72)
Other Comprehensive Income	—	—	—	—	33	—	—	—	33
Total Comprehensive Income (Loss)	—	—	—	(72)	33	—	—	—	(39)
Net Transfers to Former Parent	—	—	—	(382)	—	—	—	—	(382)
Other	—	—	—	—	—	—	—	(2)	(2)
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$—	$—	$891
Net Income	—	—	—	328	—	318	—	—	646
Other Comprehensive Income	—	—	—	—	1	—	—	—	1
Total Comprehensive Income	—	—	—	328	1	318	—	—	647
Net Transfers to Former Parent	—	—	—	(1,053)	—	—	—	—	(1,053)
Transfer of Former Parent to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	—	—	1
Repurchase of Common Stock	(4)	—	(50)	—	—	—	(200)	—	(250)
Treasury Share Retirement	—	—	(8)	—	—	(192)	200	—	—
Share-based Compensation and Other	1	—	21	—	—	—	—	—	21
Balance, January 29, 2022	85	$1	$125	$—	$5	$126	$—	$—	$257

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	2021	2020	2019
Operating Activities:
Net Income (Loss)	$646	$(72)	$(897)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	303	326	411
Share-based Compensation Expense	33	25	38
Deferred Income Taxes	1	(64)	(30)
Impairment of Goodwill	—	—	720
Asset Impairment Charges	—	254	263
Gain related to formation of U.K. Joint Venture	—	(54)	—
Gain from Hong Kong Store Closure and Lease Termination	—	(39)	—
Changes in Assets and Liabilities:
Accounts Receivable	(21)	36	14
Inventories	(247)	141	20
Accounts Payable, Accrued Expenses and Other	173	49	(118)
Income Taxes Payable	119	(25)	(49)
Other Assets and Liabilities	(156)	97	(57)
Net Cash Provided by Operating Activities	851	674	315
Investing Activities:
Capital Expenditures	(169)	(127)	(225)
Other Investing Activities	—	4	(18)
Net Cash Used for Investing Activities	(169)	(123)	(243)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs and Discounts	982	—	—
Payments of Long-term Debt	(1)	—	—
Repurchases of Common Stock	(250)	—	—
Tax Payments related to Share-based Awards	(4)	—	—
Proceeds from Stock Option Exercises	5	—	—
Net Transfers to Former Parent	(1,253)	(407)	(197)
Borrowings from Foreign Facilities	—	34	167
Repayments of Foreign Facilities	—	(189)	(162)
Borrowing from Former Parent	—	97	—
Other Financing Activities	(6)	—	—
Net Cash Used for Financing Activities	(527)	(465)	(192)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	4	(4)
Net Increase (Decrease) in Cash and Cash Equivalents	155	90	(124)
Cash and Cash Equivalents, Beginning of Period	335	245	369
Cash and Cash Equivalents, End of Period	$490	$335	$245

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria's Secret & Co. is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret and PINK brand names. The Company operates more than 890 Victoria’s Secret and PINK stores in the U.S., Canada and Greater China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 450 stores in more than 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria's Secret and PINK merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
Victoria's Secret & Co. Spin-Off
On July 9, 2021, L Brands announced that its Board of Directors approved the previously announced separation of the Victoria's Secret business, including PINK, into an independent, publicly traded company. Prior to the Separation, L Brands operated the Bath & Body Works, Victoria’s Secret and PINK retail brands.
On August 2, 2021, after the New York Stock Exchange market closing, the Separation of the Victoria's Secret business was completed. On August 3, 2021, Victoria's Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO."
The Separation was achieved through the Former Parent’s distribution of 100% of the shares of the Company's common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of the Company's common stock for every three shares of the Former Parent's common stock. In connection with the Separation, the Company made a cash payment of approximately $976 million to the Former Parent on August 2, 2021 from the issuances of certain debt (discussed in Note 12, "Long-term Debt and Borrowing Facilities"). The Former Parent retained no ownership interest in the Company following the Separation.
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
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2021," "2020" and “2019” refer to the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
Basis of Presentation - Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a "carve-out" basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through January 29, 2022 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company.
The Consolidated and Combined Financial Statements have been prepared in conformity with GAAP. The Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during all of the periods presented.
Basis of Presentation - Prior to Separation
Through the Separation date, the Company's combined financial statements are prepared on a "carve-out" basis. The Combined Financial Statements have been derived from the consolidated financial statements and accounting records of the Former Parent in conformity with GAAP.

Intracompany transactions have been eliminated. Transactions between the Company and the Former Parent have been included in these financial statements. For those transactions between the Company and the Former Parent that were historically settled in cash, the Company reflected such balances in the Consolidated and Combined Balance Sheets in Accrued Expenses and Other. The aggregate net effect of transactions between the Company and the Former Parent that were historically settled other than in cash are reflected in the Consolidated and Combined Balance Sheets as Net Investment by Former Parent and in the Consolidated and Combined Statements of Cash Flows as Net Transfers from (to) Former Parent. For additional information, see Note 2, "Transactions with Former Parent."
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
The Consolidated and Combined Statements of Income (Loss) include costs for certain functions, including information technology, human resources and store design and construction, that historically were provided and administered on a centralized basis by the Former Parent. Starting in the third quarter of 2020, as part of the steps to prepare the Company to operate as a separate, standalone company, these functions were transitioned to the business and began to be operated and administered as part of Victoria’s Secret & Co. For additional information, see Note 5, "Restructuring Activities." Costs applicable to the Company related to these functions are included in the Consolidated and Combined Statements of Income (Loss) for all periods presented. Prior to the transition of these functions, these costs were directly charged to the Company by the Former Parent.
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. Corporate expenses of $49 million in 2021, $77 million in 2020 and $110 million in 2019 were allocated and included within General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss).
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

Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. In 2020 and 2021, the Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company's stores in North America were closed on March 17, 2020, but the Company was able to re-open the majority of its stores as of the beginning of the third quarter of 2020. Operations in the direct channel were temporarily suspended for approximately one week in late March 2020.
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
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions, credit and debit card receivables and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company’s investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by the Company was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds.
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business. The Company determines the required allowance for expected credit losses using information such as customer credit history and financial condition. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Inventories
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience.
The Company also records inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results, operating trends and consumer behavior.
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, or in the store or when the advertising is mailed. Advertising and marketing costs totaled $334 million for 2021, $239 million for 2020 and $306 million for 2019.
Property and Equipment
The Company’s property and equipment are recorded at cost and depreciation is computed on a straight-line basis using the following depreciable life ranges:

Category of Property and Equipment	Depreciable Life Range
Software, including software developed for internal use	3 - 5 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements	10 - 15 years
Other property and equipment	20 years
Buildings	30 years

When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The Company’s cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income (loss). Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets (subsequent to the adoption of ASC 842, Leases), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets is determined using Level 3 inputs within the fair value hierarchy.
Leases and Leasehold Improvements
In 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach.
The Company leases retail space, office space, warehouse facilities, storage space, equipment and certain other items under operating leases. A substantial portion of the Company’s leases are operating leases for its stores, which generally have an initial term of 10 years. Annual store rent consists of a fixed minimum amount and/or variable rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally also require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. Certain leases contain predetermined fixed escalations of minimum rentals or require periodic adjustments of minimum rentals, depending on an index or rate. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.
At lease commencement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of the unpaid fixed lease payments. Operating lease costs are recognized on a straight-line basis as lease expense over the lease term. Variable lease payments associated with the Company's leases are recognized upon occurrence of the event or circumstance on which the payments are assessed. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the lease term.
For leases entered into or reassessed after the adoption of ASC 842, Leases, the Company has elected the practical expedient allowed by the standard to account for all fixed consideration in a lease as a single lease component. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
The Company uses its incremental borrowing rate, adjusted for collateral, to determine the present value of its unpaid lease payments.
The Company’s store leases often include options to extend the initial term or to terminate the lease prior to the end of the initial term. The exercise of these options is typically at the sole discretion of the Company. These options are included in determining the initial lease term at lease commencement if the Company is reasonably certain to exercise the option. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term.
The Company also has leasehold improvements which are amortized over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term. Leasehold improvements made after the inception of the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured.
Trade Name
The Victoria’s Secret trade name is an intangible asset with an indefinite life. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, the Company will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the trade name exceeds its fair value, the Company recognizes an impairment charge equal to the difference.

Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.
Fair Value
The authoritative guidance included in ASC 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1—Quoted market prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices of similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company estimates the fair value of financial instruments, property and equipment and trade name in accordance with the provisions of ASC 820. The recorded amounts for cash and cash equivalents, accounts receivable, prepaid expenses, other current assets and current liabilities approximate fair value due to the short-term nature of these assets and liabilities.
Derivative Financial Instruments
The Company from time to time uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated and Combined Balance Sheets at fair value.
The earnings of the Company's foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company from time to time utilizes foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts for these designated cash flow hedges are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). During the second quarter of 2021, the Company terminated its foreign currency forward contracts designated as cash flow hedges that were used to mitigate foreign currency exposure for its Canadian operations. The fair value of designated cash flow hedges is not significant for any period presented.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated and Combined Statement of Income (Loss) in the period that includes the enactment date. The Company treats the global intangible low-taxed income provision enacted as part of the U.S. Tax Cuts and Jobs Act as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.

The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company's policy is to include interest and penalties related to uncertain tax positions in income tax expense.
The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated and Combined Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision (Benefit) for Income Taxes on the Consolidated and Combined Statements of Income (Loss).
Self-Insurance
The Company is self-insured for medical, workers’ compensation, property, general liability and automobile liability up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). The Company’s share of net income or loss from its investment in the Victoria's Secret U.K. joint venture is included in General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The total carrying value of equity method investments was $35 million as of January 29, 2022 and January 30, 2021. These investments are recorded in Other Assets on the Consolidated and Combined Balance Sheets.
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
For additional information, see Basis of Presentation above and Note 2, "Transactions with Former Parent."
Noncontrolling Interest
Noncontrolling interest in fiscal years 2020 and 2019 represents the portion of equity interests in a technology joint venture in India that was not owned at that time by the Company.
Share-based Compensation
Prior to the Separation, certain Company employees participated in the share-based compensation plans sponsored by the Former Parent. The Former Parent's share-based compensation awards granted to the employees of the Company consisted of the Former Parent's stock options and restricted stock. As such, prior to the Separation the awards granted to Company employees are reflected in Net Investment by Former Parent within the Consolidated and Combined Statements of Equity at the time they were expensed. Prior to the Separation, the Consolidated and Combined Statements of Income (Loss) also include an allocation of the Former Parent's corporate and shared employee share-based compensation expenses.

The Company recognizes all share-based payments to employees and directors as compensation cost over the service period based on their estimated fair value on the date of grant. The Company estimates award forfeitures at the time awards are granted and adjusts, if necessary, in subsequent periods based on historical experience and expected future forfeitures.
Compensation cost is recognized over the service period for the fair value of awards that actually vest. Compensation expense for awards without a performance condition or a graded vesting schedule is recognized, net of estimated forfeitures, using a single award approach (each award is valued as one grant). Compensation expense for awards with a performance condition or a graded vesting schedule is recognized, net of estimated forfeitures, using a multiple award approach (each vesting tranche is valued as one grant).
Revenue Recognition
The Company recognizes revenue based on the amount it expects to receive when control of the goods or services is transferred to the customer. The Company recognizes sales upon customer receipt of merchandise, which, for direct channel revenues, reflect an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). The Company also provides a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.
The Company offers certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.
The Company sells gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in the Consolidated and Combined Statements of Income (Loss).
Revenue earned in connection with the U.S. private label credit card arrangement is primarily recognized based on credit card sales and usage, and is included in Net Sales in the Consolidated and Combined Statements of Income (Loss).
The Company also recognizes revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner.
Costs of Goods Sold, Buying and Occupancy
The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network; and rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses and depreciation for the Company’s stores, warehouse facilities and equipment.
General, Administrative and Store Operating Expenses
The Company’s general, administrative and store operating expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising and other operating expenses not specifically categorized elsewhere in the Consolidated and Combined Statements of Income (Loss).
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates, and the Company revises its estimates and assumptions as new information becomes available.

Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during 2021 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
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
Balances Between the Company and the Former Parent Prior to the Separation
Balances between the Company and the Former Parent or its affiliates prior to the Separation, that are derived from transactions that historically were cash settled, are reflected in the Consolidated and Combined Balance Sheets in Accrued Expenses and Other for periods prior to the Separation.
Balances between the Company and the Former Parent or its affiliates prior to the Separation, that are derived from transactions that were historically settled other than in cash, are included in Net Investment by Former Parent within Shareholders' Equity on the Consolidated and Combined Balance Sheets for periods prior to the Separation.
Long-term Debt due to Former Parent
Prior to the Separation, during 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $2 million of interest expense during 2021 related to this borrowing.
Net Transfers From (To) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent in the 2021, 2020 and 2019 Consolidated and Combined Statements of Equity:

	2021	2020	2019
	(in millions)
Cash Pooling and General Financing Activities, Net	$(172)	$(543)	$(422)
Long-lived Assets (a)	16	—	—
Corporate Expense Allocations	49	77	110
Share-based Compensation Expense	15	25	38
Assumed Income Tax Payments	15	59	115
Cash Payment to Former Parent	(976)	—	—
Total Net Transfers from (to) Former Parent	$(1,053)	$(382)	$(159)
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

Under the terms of the transition services agreements, the Company will provide its Former Parent, on a transitional basis, certain services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Additionally, the Former Parent will provide to the Company various services or functions, many of which currently use a shared technology platform, including human resources, payroll and certain logistics functions. Generally, these services will be provided for a period of up to two years following the Separation, except for information technology services, which will be provided for a period of up to three years following the Separation and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by the Former Parent are recorded within the Consolidated and Combined Statements of Income (Loss) based on the nature of the services. Consideration for transition services provided to the Former Parent are recorded within the Consolidated and Combined Statements of Income (Loss) based on the nature of the services and as an offset to expenses incurred to provide the services. Following the Separation, the Company recognized consideration of $55 million for services provided to the Former Parent and recognized costs of $42 million for services provided by the Former Parent in 2021 pursuant to the transition services agreements.
Under the terms of the Domestic Transportation Services Agreement, the Former Parent will continue to provide transportation services to the Company for certain personal care and apparel merchandise in the United States and Canada for an initial term of three years following the Separation, which term will thereafter continuously renew unless and until either party elects to terminate the arrangement upon written prior notice. Costs for the transportation services will be determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Costs for transition services are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss). During 2021, the Company recognized costs of $46 million pursuant to the Domestic Transportation Services Agreement.
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
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $101 million as of January 29, 2022 and $74 million as of January 30, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $258 million as of January 29, 2022 and $256 million as of January 30, 2021. The Company recognized $143 million as revenue in 2021 from amounts recorded as deferred revenue at the beginning of the period. As of January 29, 2022, the Company recorded deferred revenues of $250 million within Accrued Expenses and Other, and $8 million within Other Long-term Liabilities on the Consolidated and Combined Balance Sheet.
The following table provides a disaggregation of Net Sales for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Stores — North America	$4,194	$2,795	$5,112
Direct	2,114	2,223	1,693
International (a)	477	395	704
Total Net Sales	$6,785	$5,413	$7,509
_______________
(a)Results include Greater China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).
The Company recognized Net Sales of $132 million, $135 million and $194 million for 2021, 2020 and 2019, respectively, related to revenue earned in connection with its U.S. private label credit card arrangement.
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $736 million, $643 million and $1.000 billion for 2021, 2020 and 2019, respectively.

4. Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares outstanding. Earnings (loss) per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Common Shares	88	88	88
Treasury Shares	—	—	—
Basic Shares	88	88	88
Effect of Dilutive Options and Restricted Stock	2	—	—
Diluted Shares	90	88	88
Anti-dilutive Options and Awards (a)	—	—	—
 ________________
(a)These options and awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
5. Restructuring Activities
During the second quarter of 2020, management reduced home office head count as a result of completing a comprehensive review of the home office organizations in order to achieve meaningful reductions in overhead expenses and to decentralize significant shared functions and services to support the creation of standalone companies. Pre-tax severance and related costs associated with these reductions, totaling $51 million, are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statement of Loss.
During 2021, the Company made payments of $13 million related to severance and related costs associated with these reductions. As of January 29, 2022, a liability of $1 million related to these reductions is included in Accrued Expenses and Other on the Consolidated and Combined Balance Sheet.
Victoria's Secret U.K.
Due to challenging business results for our business in the U.K., the Company entered into administration in June 2020 to restructure store lease agreements and reduce operating losses in the U.K. business. In October 2020, the Company entered into a joint venture with Next for the business in the U.K. and Ireland. Under this agreement, the Company owns 49% of the joint venture, and Next owns 51% and is responsible for operations. The Company accounts for its investment in the joint venture under the equity method of accounting.
The joint venture acquired the majority of the operating assets, primarily inventory, and the restructured leases were transferred to the joint venture. Effective October 19, 2020, the newly formed joint venture began operating all Victoria’s Secret stores in the U.K. and Ireland. The Company recognized non-cash pre-tax gains of $90 million related to the derecognition of operating lease liabilities in excess of operating lease assets for the 24 store leases that were restructured and transferred to the joint venture. In addition, the Company recognized a $25 million non-cash pre-tax impairment charge to fully write-off all remaining long-lived store assets in the U.K. Finally, as a result of the transition to a joint venture business model in the U.K. and the substantially complete liquidation of the Company’s investment in the U.K., the Company recognized a $36 million non-cash pre-tax loss related to accumulated foreign currency translation adjustments that were reclassified into earnings, which were previously recognized as a component of equity.
The above items relating to Victoria's Secret U.K. are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statement of Loss as they all relate to the Company's transition to a joint venture business model in the U.K.

Victoria's Secret China
In January 2022, the Company announced a partnership agreement with Regina Miracle related to its existing company-owned business in China. The Company and Regina Miracle have formed a joint venture to operate all Company stores and the related online business in China. Under the terms of the agreement, which remains subject to regulatory clearance, the Company will own 51% of the joint venture with Regina Miracle owning the remaining 49%. Upon obtaining regulatory clearance, the transaction will be completed and the Company will receive $45 million in cash from Regina Miracle as consideration for its investment in the joint venture.
6. Inventories
The following table provides details of inventories as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Finished Goods Merchandise	$898	$663
Raw Materials and Merchandise Components	51	38
Total Inventories	$949	$701
The above amounts are net of valuation adjustments for inventory where the cost exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory and net of loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory.
7. Long-Lived Assets
The following table provides details of property and equipment, net as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Land and Improvements	$27	$26
Buildings and Improvements	211	190
Furniture, Fixtures, Software and Equipment	2,409	2,462
Leasehold Improvements	1,070	1,091
Construction in Progress	78	23
Total	3,795	3,792
Accumulated Depreciation and Amortization	(2,838)	(2,714)
Property and Equipment, Net	$957	$1,078
Depreciation expense was $303 million in 2021, $326 million in 2020 and $411 million in 2019.
Long-Lived Store Assets
As a result of the Company's fleet rationalization executed during 2020 and the negative operating results of certain stores in 2020 and 2019, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates.
In 2020, the Company also recorded a $25 million non-cash pre-tax impairment charge to fully write-off all remaining long-lived store assets in the U.K. This charge is included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statement of Loss.
The following table provides pre-tax long-lived store asset impairment charges included in the Consolidated and Combined Statement of Income (Loss) for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Store Asset Impairment	$—	$136	$198
Operating Lease Asset Impairment	—	118	65
Total Impairment	$—	$254	$263

8. Leases
The following table provides the components of lease cost for operating leases for 2021 and 2020:

	2021	2020
	(in millions)
Operating Lease Costs (a)	$399	$521
Variable Lease Costs	63	6
Short-term Lease Costs	6	5
Total Lease Cost	$468	$532
_______________
(a)As discussed in Note 7, "Long-Lived Assets," the Company recognized an operating lease asset impairment charge of $118 million during 2020, which is included as operating lease costs.
In 2020, for many stores and select office locations, beginning in April 2020, rent was not paid, or was only partially paid, due to the COVID-19 pandemic. The FASB issued guidance in April 2020 which allows certain COVID-19-related concessions to be recognized as a reduction of lease costs in the period an amendment is executed. Negotiations were completed with nearly all landlords to determine potential rent credits or payment deferrals related to COVID-19. The Company fully accrued rent to the original contractual rent due unless an executed amendment was in place. As a result of the COVID-19-related concessions, the Company recognized a $31 million and $90 million reduction to occupancy expenses in 2021 and 2020, respectively, as a result of executed amendments with landlords.
The following table provides future maturities of operating lease liabilities as of January 29, 2022:

Fiscal Year	(in millions)
2022	$395
2023	370
2024	300
2025	253
2026	188
Thereafter	535
Total Lease Payments	$2,041
Less: Interest	(387)
Present Value of Operating Lease Liabilities	$1,654
As of January 29, 2022, the Company had additional operating lease commitments that have not yet commenced of approximately $7 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
Weighted-Average Remaining Lease Term (years)	6.4	6.1
Weighted-Average Discount Rate	6.0%	5.9%
During 2021 and 2020, the Company paid $497 million and $348 million, respectively, for operating lease liabilities recorded on the Consolidated and Combined Balance Sheets. These payments are included within the Operating Activities section of the Consolidated and Combined Statement of Cash Flows.
In 2021, the Company obtained $120 million of additional lease assets as a result of new operating lease obligations. During 2020, the Company reduced its lease assets by $32 million as a result of permanent store closures due to the fleet rationalization and lease term reductions that also reduced its operating lease obligations.

Victoria's Secret Hong Kong
During the second quarter of 2020, the Company closed its unprofitable Victoria's Secret flagship store in Hong Kong. As a result of the store closure, the Company recognized a non-cash pre-tax gain of $39 million, primarily due to terminating the store lease and the related write-off of the operating lease liability in excess of the operating lease asset, which was partially impaired in fiscal 2019. This gain is included in Costs of Goods Sold, Buying and Occupancy in the 2020 Consolidated and Combined Statement of Loss. The Company also recorded $3 million of severance and related costs, included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statement of Loss.
Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-operated international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company's liabilities for asset retirement obligations totaled $13 million as of January 29, 2022 and $11 million as of January 30, 2021. These liabilities are included in Other Long-term Liabilities on the Consolidated and Combined Balance Sheets.
9. Goodwill and Trade Name
Goodwill
The Company previously recorded goodwill related to its North America and Greater China reporting units resulting from business combinations and acquisitions.
As of the end of the third quarter of 2019, the Company performed a quantitative interim impairment assessment over the North America and Greater China reporting units. An interim assessment was performed in consideration of the negative performance of these reporting units and their impact on the sustained decline in the Former Parent's market capitalization. Further, for the Greater China reporting unit, the Company considered the results of the long-lived store asset impairment assessment.
The interim assessment concluded that the fair value of the North America reporting unit, which was based on a weighted average of the income and market approaches, exceeded its carrying value. However, the fair value of the Greater China reporting unit, which was based on the income approach, did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $30 million in 2019 related to the Greater China reporting unit. This charge is included in Impairment of Goodwill in the 2019 Consolidated and Combined Statement of Loss.
As of the end of 2019, the Company completed its annual goodwill impairment assessment over the North America reporting unit. As a result of continued declines in business performance during the Holiday season and increased risk, volatility and uncertainty related to the North America reporting unit, the estimated fair value of the reporting unit decreased as compared to the interim assessment.
As such, the annual assessment concluded that the fair value of the North America reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $690 million related to the North America reporting unit. This charge is included in Impairment of Goodwill in the 2019 Consolidated and Combined Statement of Loss. Subsequent to these impairments in 2019, the Company no longer has any goodwill recorded on the Consolidated and Combined Balance Sheets.
The Company estimated the fair value of the North America reporting unit as of the end of 2019 using a market approach. The market approach is based on earnings multiples of selected guideline public companies, while the income approach is based on estimated discounted future cash flows. The approaches, which are determined using Level 3 inputs within the fair value hierarchy, incorporated a number of significant assumptions and judgments including, but not limited to, estimated future cash flows, multiples of earnings of similar public companies, discount rates, income tax rates, terminal growth rates and an implied control premium relative to the Former Parent's market capitalization.
Trade Name
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of January 29, 2022 and January 30, 2021, respectively.
As of the end of 2021 and 2020, the Company performed its annual impairment assessment of the Victoria's Secret trade name. To estimate the fair value of the trade name, the Company used the relief from royalty method under the income approach. The assessments concluded that the fair value of the trade name was in excess of its carrying value.

10. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Deferred Revenue on Gift Cards	$198	$178
Compensation, Payroll Taxes and Benefits	152	173
Accrued Freight and Other Logistics	62	24
Rent	45	22
Accrued Marketing	36	44
Deferred Revenue on Loyalty and Private Label Credit Card	36	38
Taxes, Other than Income	24	45
Returns Reserve	23	26
Deferred Revenue on Direct Shipments not yet Delivered	16	30
Accrued Interest	5	—
Accrued Claims on Self-insured Activities	4	17
Supplemental Retirement Plan	—	66
Other	113	119
Total Accrued Expenses and Other	$714	$782
11. Income Taxes
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
The following table provides the components of the Company’s provision for income taxes for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Current:
U.S. Federal	$129	$7	$15
U.S. State	44	16	(6)
Non-U.S.	23	7	19
Total	196	30	28
Deferred:
U.S. Federal	6	(68)	(10)
U.S. State	(4)	(14)	(1)
Non-U.S.	(1)	18	(19)
Total	1	(64)	(30)
Provision (Benefit) for Income Taxes	$197	$(34)	$(2)
The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $92 million, income of $11 million and loss of $241 million for 2021, 2020 and 2019, respectively.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2021, 2020 and 2019:

	2021	2020	2019
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	4.3%	(5.8%)	(0.6%)
Impact of Non-U.S. Operations	(0.9%)	(16.6%)	(1.9%)
Share-Based Compensation	(1.2)%	(4.0%)	(0.9%)
Restructuring of Foreign Investments	0.2%	23.3%	—%
Uncertain Tax Positions	(0.2%)	19.3%	2.4%
U.S. Permanent Items	0.1%	(2.8%)	(0.1%)
Change in Valuation Allowance	—%	(2.6%)	(3.6%)
Impairment of Goodwill	—%	—%	(16.3%)
Other Items, Net	—%	0.1%	0.2%
Effective Tax Rate	23.3%	31.9%	0.2%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 29, 2022 and January 30, 2021. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 29, 2022			January 30, 2021
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$118	$—	$118	$346	$—	$346
Leases	371	(322)	49	426	(365)	61
Share-based Compensation	11	—	11	29	—	29
Deferred Revenue	42	—	42	7	—	7
Property and Equipment	—	(79)	(79)	—	(106)	(106)
Trade Name and Other Intangibles	—	(57)	(57)	—	(64)	(64)
Other, Net	34	(11)	23	72	(28)	44
Valuation Allowance	(148)	—	(148)	(316)	—	(316)
Total Deferred Income Taxes	$428	$(469)	$(41)	$564	$(563)	$1
As of January 29, 2022, the Company had loss carryforwards of $118 million, of which $31 million has an indefinite carryforward. The remainder of the non-U.S. carryforwards, if unused, will expire at various dates from 2022 through 2038. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $56 million for 2021, $59 million for 2020 and $115 million for 2019.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2021, 2020 and 2019, without interest and penalties:

	2021	2020	2019
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$126	$41	$78
Decreases to Unrecognized Tax Benefits Transferred to Former Parent	(126)	—	—
Increases to Unrecognized Tax Benefits for Prior Years	—	—	2
Decreases to Unrecognized Tax Benefits for Prior Years	—	(16)	(20)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	10	105	1
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	—	(15)
Decreases to Unrecognized Tax Benefits due to Lapse of Statute of Limitations	—	(4)	(5)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$10	$126	$41
Of the total gross unrecognized tax benefits, approximately $9 million, $121 million and $38 million, at January 29, 2022, January 30, 2021, and February 1, 2020, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
We do not believe it is reasonably possible the unrecognized tax benefits could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits when applicable as components of income tax expense. The Company did not recognize any interest and penalties in 2021 and did not have an accrual for interest and penalties as of January 29, 2022. The Company recognized an income tax benefit from interest and penalties of approximately $2 million and $1 million in 2020 and 2019, respectively. The Company accrued $6 million for the payment of interest and penalties as of January 30, 2021. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated and Combined Balance Sheets.
The Company will file a U.S. federal income tax return as well as income tax returns in various states and in non-U.S. jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return; therefore, there are no open IRS examinations. The Company is currently under examination, or may be subject to examination, by various state, local and non-U.S. tax jurisdictions for fiscal year 2015 through 2020. The Company is no longer subject to state and local examinations for years prior to fiscal year 2015 or examinations in any material non-U.S. jurisdictions prior to 2016.
On August 2, 2021, the Company and the Former Parent entered into a Tax Matters Agreement. Under the agreement, the Former Parent will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of the Company for any taxable period, or portion of such period, ending on or before the Separation. Accordingly, the net liabilities associated with uncertain tax positions that were presented in the financial statements in prior periods on a carve-out basis were not transferred to the Company as part of the Separation.

12. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$400 million Term Loan due August 2028 ("Term Loan Facility")	$390	$—
Total Senior Secured Debt with Subsidiary Guarantee	390	—
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("2029 Notes")	592	—
Total Senior Debt with Subsidiary Guarantee	592	—
Long-term Debt due to Former Parent	—	97
Total	982	97
Current Debt	(4)	—
Total Long-term Debt, Net of Current Portion	$978	$97
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2022	$4
2023	4
2024	4
2025	4
2026	4
Thereafter	$979
Cash paid for interest was $18 million in 2021.
Issuance of Notes
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned subsidiaries.
On August 2, 2021, the Company used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, the Company will make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. During 2021, the Company made a principal payment of $1 million for the Term Loan Facility.
Interest under the Term Loan Facility will be calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility will be subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions.

On August 2, 2021, the Company also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars, and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility will be the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility will be calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility will accrue an unused commitment fee ranging from 0.25% to 0.30%.
For the reporting period ending January 29, 2022, the Company's borrowing base was $564 million and there were no borrowings outstanding under the ABL Facility. The Company had $41 million of outstanding letters of credit as of January 29, 2022 that reduced its availability under the ABL Facility.
The Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of January 29, 2022, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
Foreign Facilities
Certain of the Company's China subsidiaries previously utilized revolving and term loan bank facilities to support their operations. The Foreign Facilities allowed borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings were based upon the applicable benchmark rate for the currency of each borrowing.
Certain of these facilities were guaranteed by the Former Parent and certain of the Former Parent's wholly-owned subsidiaries. The Secured Foreign Facilities allowed for borrowings and letters of credit up to $30 million. The Company borrowed $21 million and $117 million under the Secured Foreign Facilities during 2020 and 2019, respectively. Additionally, the Company made payments of $126 million and $103 million under the Secured Foreign Facilities during 2020 and 2019, respectively. The Company had no borrowings or payments under the Secured Foreign Facilities during 2021. During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Secured Foreign Facilities.
The Company borrowed $13 million and $50 million under the unsecured Foreign Facilities during 2020 and 2019, respectively. Additionally, the Company made payments of $63 million and $59 million under these unsecured Foreign Facilities during 2020 and 2019, respectively. During the second quarter of 2020, with no borrowings outstanding, the Company terminated the unsecured Foreign Facilities.
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
13. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

The following table provides a summary of the principal value and estimated fair value of outstanding debt as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Principal Value	$999	$—
Fair Value, Estimated (a)	975	—
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
14. Comprehensive Income (Loss)
Comprehensive Income (Loss) includes gains and losses on foreign currency translation and derivative instruments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income (Loss) on the Consolidated and Combined Balance Sheets and Consolidated and Combined Statements of Equity.
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2021	$4	$—	$4
Other Comprehensive Income (Loss) Before Reclassifications	1	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	1	—	1
Balance as of January 29, 2022	$5	$—	$5
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2020	$(29)	$—	$(29)
Other Comprehensive Income (Loss) Before Reclassifications	(3)	(1)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	36	1	37
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	33	—	33
Balance as of January 30, 2021	$4	$—	$4
As a result of the transition to a joint venture business model in the U.K. and the substantially complete liquidation of the Company's investment in the U.K., the Company reclassified $36 million of accumulated foreign currency translation adjustments out of accumulated other comprehensive income (loss) and into earnings in 2020.
15. Commitments and Contingencies
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

As previously disclosed by the Former Parent, on May 19, 2020 and January 12, 2021, the Former Parent's shareholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of the Former Parent and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct. In addition, the Former Parent also received litigation and books-and-records demands from other shareholders related to the same matters.
In July 2021, the Former Parent announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Former Parent (and its subsidiaries, including the Company) and past and present employees, officers and directors, among others. As part of the settlement, the Former Parent (and its subsidiaries, including the Company) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms apply to both the Former Parent and the Company. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, and a fairness hearing occurred on January 18, 2022.
16. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $43 million for 2021, $38 million for 2020 and $43 million for 2019.
The Former Parent previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan which provided benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Former Parent's Board of Directors authorized the termination of the non-qualified plan. Subsequent to the Termination Date, no additional employee contributions could be made to the non-qualified plan. The Company had a liability of $66 million related to the non-qualified plan within Accrued Expenses and Other on the January 30, 2021 Consolidated and Combined Balance Sheet. All benefits and obligations due under the non-qualified plan were fully paid during the second quarter of 2021. Total expense recognized related to the non-qualified plan was $1 million for 2021, $4 million for 2020 and $8 million for 2019.
17. Shareholders’ Equity
Common Stock Share Repurchases
In December 2021, the Company entered into an ASR Agreement with Goldman Sachs to repurchase $250 million of the Company's common stock. In accordance with the ASR Agreement, in December 2021 the Company made an initial payment of $250 million to Goldman Sachs, and received an initial delivery of 4.1 million shares of the Company's common stock. The final number of shares received under the ASR Agreement was based on the daily average of the volume-weighted average share price of the Company's common stock over the term of the ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the ASR Agreement. The final settlement under the ASR Agreement occurred in February 2022 subsequent to the end of fiscal year 2021. At final settlement, the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs.
As of January 29, 2022, the $250 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $200 million increase in Treasury Stock, which reflects the value of the initial 4.1 million shares received upon initial settlement, and a $50 million decrease in Paid-in Capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement of the ASR Agreement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The $50 million recorded in Paid-in Capital as of January 29, 2022 will be reclassified to Treasury Stock in the first quarter of 2022 in connection with the settlement of the ASR Agreement.

In March 2022, the Company's Board of Directors approved the March 2022 Share Repurchase Program, providing for the repurchase of up to $250 million of the Company's common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the March 2022 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023. The Company has repurchased 0.8 million shares for $39 million through March 17, 2022 under the March 2022 Share Repurchase Program.
Treasury Stock Retirement
In December 2021, in accordance with the Board of Directors' resolution, the Company immediately retired the 4.1 million shares repurchased under the ASR Agreement. The retirement resulted in a reduction of $200 million in Treasury Stock, less than $1 million in the par value of Common Stock, $8 million in Paid-in Capital and $192 million in Retained Earnings.
In February 2022, subsequent to the end of fiscal year 2021, the Company immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement will result in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings in the first quarter of 2022.
18. Share-based Compensation
Plan Summary
Prior to the Separation, certain Company employees participated in the stock option and performance incentive plan of the Former Parent ("Former Parent's Plan"). In connection with the Separation, the Company's Board of Directors approved the 2021 Stock Option and Performance Incentive Plan ("2021 Plan"). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted share units, performance units, unrestricted shares, converted awards, replacement awards and substitute awards.
Under the Company’s 2021 Plan, 11 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors, in addition to the converted awards from the Separation. There were 10 million options and shares available for grant as of January 29, 2022.
Conversion at Separation
Under the terms of the Employee Matters Agreement between the Company and the Former Parent, in connection with the Separation, restricted stock and stock option equity awards granted to Company employees under the Former Parent's Plan were converted to awards representing approximately 6.0 million shares of the Company's common stock (the "Converted Awards") under the Company's 2021 Plan. Adjustments to the underlying shares and terms of outstanding restricted stock and stock options were made to preserve the intrinsic value of the awards immediately before the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a conversion ratio of 1.665 based on the relative values of the Former Parent's pre-Separation stock price and the Company's post-Separation stock price. The outstanding awards continue to vest over their original vesting periods. The Company did not recognize any incremental compensation cost related to the adjustment of outstanding awards.
Income Statement Impact
For the period prior to the Separation, the following disclosures of share-based compensation expense recognized by the Company are based on grants related directly to Company employees, and exclude amounts related to the allocation of the Former Parent's corporate and shared employee share-based compensation expenses.
The following table provides share-based compensation expense included in the Consolidated and Combined Statements of Income (Loss) for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$12	$9	$15
General, Administrative and Store Operating Expenses	21	16	23
Total Share-based Compensation Expense	$33	$25	$38
The tax benefit associated with recognized share-based compensation expense was $6 million for 2021, $6 million for 2020 and $8 million for 2019.

Restricted Stock
Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a three-year period. The fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields, if applicable.
As discussed above, restricted stock granted to Company employees under the Former Parent's Plan prior to the Separation were converted to shares of the Company's common stock. The Converted Awards have the same terms and conditions as the original awards, including the original vesting periods. The number of shares and weighted-average grant date fair value of the unvested Converted Awards are included in the following table.
The following table provides the Company’s restricted stock activity from the Separation date to the fiscal year ended January 29, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested Converted Awards as of August 2, 2021	4,223	$21.13
Granted	175	56.63
Vested	(200)	12.89
Cancelled	(66)	21.01
Unvested as of January 29, 2022	4,132	$23.04
The Company’s total intrinsic value of restricted stock vested since Separation was $11 million for 2021. The Company’s total fair value at grant date of awards vested since Separation was $3 million for 2021.
As of January 29, 2022, there was $38 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.
The tax benefit realized from tax deductions associated with restricted stock vested since Separation was $2 million for 2021.
Stock Options
Stock options granted to Company employees under the Former Parent's Plan were converted to awards representing approximately 1.7 million shares of the Company's common stock. No stock options have been granted by the Company subsequent to the Separation.
Stock options granted under the Former Parent's Plan have a maximum term of 10 years and generally vest ratably over three to five years. The fair value of stock options was determined using the Black-Scholes option-pricing model. Stock options were granted with an exercise price equal to the fair market value of the stock on the date of grant. The determination of the fair value of the options was affected by the Former Parent's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The Company's stock option activity, including stock options granted, exercised or cancelled, for Company employees for the fiscal year ended January 29, 2022 was not significant.
As of January 29, 2022, there was $2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. As of January 29, 2022, there were 1.6 million outstanding stock options, the majority of which were fully vested, with a total intrinsic value of $35 million.

19. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2021:

	Fiscal Quarter Ended
	May 1, 2021	July 31, 2021	October 30, 2021	January 29, 2022
	(in millions except per share data)
Net Sales	$1,554	$1,614	$1,441	$2,176
Gross Profit	672	670	565	853
Operating Income	226	203	108	333
Income Before Income Taxes	225	199	97	322
Net Income	174	151	75	246
Net Income Per Basic Share (a)(b)	$1.97	$1.71	$0.85	$2.82
Net Income Per Diluted Share (a)(b)	$1.97	$1.71	$0.81	$2.70
 ________________
(a)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)For periods prior to the Separation, basic shares at the Separation date are being utilized for the calculation of basic and diluted net income per share. For additional information regarding the basic shares at the Separation date, see Note 4, "Earnings (Loss) Per Share."
The following table provides summarized quarterly financial data for 2020:

	Fiscal Quarter Ended
	May 2, 2020 (a)	August 1, 2020 (b)	October 31, 2020 (c)(d)	January 30, 2021
	(in millions except per share data)
Net Sales	$894	$1,066	$1,353	$2,100
Gross Profit	21	152	497	901
Operating Income (Loss)	(373)	(243)	127	388
Income (Loss) Before Income Taxes	(377)	(245)	127	389
Net Income (Loss)	(299)	(200)	143	284
Net Income (Loss) Per Basic Share (e)(f)	$(3.38)	$(2.26)	$1.62	$3.20
Net Income (Loss) Per Diluted Share (e)(f)	$(3.38)	$(2.26)	$1.62	$3.20
 ________________
(a)Operating Loss includes the effect of a $97 million pre-tax impairment charge ($72 million after-tax) related to certain store and lease assets.
(b)Operating Loss includes the effect of a $117 million pre-tax impairment charge ($99 million after-tax) related to certain store and lease assets, a net pre-tax gain of $36 million ($25 million after-tax) related to the closure and lease termination for the Hong Kong flagship store and pre-tax severance and related charges of $51 million ($40 million after-tax).
(c)Operating Income includes the effect of a $30 million pre-tax gain ($27 million after-tax) related to the establishment of a joint venture for the U.K. and Ireland business with Next.
(d)Net Income includes the effect of a $44 million tax benefit related to a tax matter associated with foreign investments.
(e)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.
(f)For periods prior to the Separation, basic shares at the Separation date are being utilized for the calculation of basic and diluted net income (loss) per share. For additional information regarding the basic shares at the Separation date, see Note 4, "Earnings (Loss) Per Share."

20. Subsequent Events
Common Stock Share Repurchases
The final settlement under the ASR Agreement occurred in February 2022 subsequent to the end of fiscal year 2021. At final settlement, the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs.

In March 2022, the Company's Board of Directors approved the March 2022 Share Repurchase Program, providing for the repurchase of up to $250 million of the Company's common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the March 2022 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023. The Company has repurchased 0.8 million shares for $39 million through March 17, 2022 under the March 2022 Share Repurchase Program.
Treasury Stock Retirement
In February 2022, subsequent to the end of fiscal year 2021, the Company immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement will result in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings in the first quarter of 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is set forth under the captions “Proposal One: Election of Directors,” “Corporate Governance—Role of the Board,” “—Board Composition,” “—Board Policies and Practices,” “—Board Committees,” “—Corporate Governance Policies and Practices,” and “Beneficial Ownership of Shares” in the Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Beneficial Ownership of Shares—Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I.

ITEM 11. EXECUTIVE COMPENSATION.
Information regarding executive compensation is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” and “Corporate Governance—Board Policies and Practices—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information regarding the security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership of Shares” in the Proxy Statement and is incorporated herein by reference.
The following table summarizes share and exercise price information about the Company's equity compensation plans as of January 29, 2022.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,721,921	$33.52	(2)	10,404,725
Equity compensation plans not approved by security holders	—	—		—
Total	5,721,921	$33.52		10,404,725
 ________________
(1)Includes the Victoria's Secret & Co. 2021 Stock Option and Performance Incentive Plan.
(2)Does not include outstanding rights to receive common stock upon the vesting of restricted share awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information regarding certain relationships and related transactions is set forth under the captions “Related Party Transactions” and “Corporate Governance—Board Composition—Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information regarding principal accountant fees and services is set forth under the captions “Proposal Four: Ratification of Appointment of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated and Combined Financial Statements

The following consolidated and combined financial statements of Victoria's Secret & Co. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements

Consolidated and Combined Statements of Income (Loss) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated and Combined Statements of Comprehensive Income (Loss) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated and Combined Balance Sheets as of January 29, 2022 and January 30, 2021

Consolidated and Combined Statements of Equity for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated and Combined Statements of Cash Flows for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Notes to Consolidated and Combined Financial Statements

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

	(3)	List of Exhibits

		2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Separation and Distribution Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on August 3, 2021).

		3.	Articles of Incorporation and Bylaws.

		3.1	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

		3.2	Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 3, 2021).

		4.	Instruments Defining the Rights of Security Holders.

		4.1	Description of the Registrant's Securities.

4.2
Indenture, dated July 15, 2021, among Victoria’s Secret, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 3, 2021).

4.3
Supplemental Indenture, dated August 2, 2021, among Victoria’s Secret, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 3, 2021).

		10.	Material Contracts.

		10.1**	Retention Bonus Agreement by and between L Brands, Inc. and Amy Hauk, dated as of June 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Form 10/A filed on July 1, 2021).

		10.2**	Retention Agreement by and between L Brands, Inc. and Greg Unis, dated as of September 15, 2020 (incorporated by reference to Exhibit 10.19 to the Company's Form 10/A filed on July 1, 2021).

10.3**
Executive Employment Agreement by and between VS Service Company, LLC and Martin Waters, dated as of May 22, 2021 (incorporated by reference to Exhibit 10.16 to the Company's Form 10/A filed on July 1, 2021).

10.4**
Executive Severance Agreement by and between VS Service Company, LLC and Amy Hauk, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.18 to the Company's Form 10/A filed on July 1, 2021).

10.5**
Executive Severance Agreement by and between VS Service Company, LLC and Greg Unis, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.20 to the Company's Form 10/A filed on July 1, 2021).

10.6**
Executive Severance Agreement by and between VS Service Company, LLC and Timothy Johnson, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.21 to the Company's Form 10/A filed on July 1, 2021).

10.7**
Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10/A filed on July 1, 2021).

10.8**
Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10/A filed on July 1, 2021).

10.9**
Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Form 10/A filed on July 1, 2021).

10.10**	Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed on July 19, 2021).

10.11**	Victoria’s Secret & Co. Associate Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on July 19, 2021).

10.12
L Brands to VS Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2021).

10.13
VS to L Brands Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2021).

10.14	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2021).

10.15	Employee Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on August 3, 2021).

10.16
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on August 3, 2021).

10.17
First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.18
Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.19**	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.20	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP., independent registered public accounting firm.

24.1	Powers of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 18, 2022

VICTORIA'S SECRET & CO. (Registrant)

By:	/s/ Timothy Johnson
Timothy Johnson Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2022:

Signature	Title

/s/ Martin Waters	Director and Chief Executive Officer
Martin Waters	(Principal Executive Officer)

/s/ Timothy Johnson	Executive Vice President and Chief Financial Officer
Timothy Johnson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donna James*	Chair of the Board of Directors
Donna James

/s/ Irene Chang Britt*	Director
Irene Chang Britt

/s/ Jacqueline Hernández*	Director
Jacqueline Hernández

/s/ Lauren Peters*	Director
Lauren Peters

/s/ Sarah Davis*	Director
Sarah Davis

/s/ Anne Sheehan*	Director
Anne Sheehan

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Timothy Johnson
Timothy Johnson Attorney-in-fact