Form 10-Q
period 2022-04-30
Victoria's Secret & Co.
filed 2022-06-03
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of May 27, 2022, the number of outstanding shares of the Registrant’s common stock was 83,078,907 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2022” and “first quarter of 2021” refer to the thirteen-week periods ended April 30, 2022 and May 1, 2021, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2022	2021
Net Sales	$1,484	$1,554
Costs of Goods Sold, Buying and Occupancy	(962)	(882)
Gross Profit	522	672
General, Administrative and Store Operating Expenses	(428)	(446)
Operating Income	94	226
Interest Expense	(12)	(1)
Other Loss	(4)	—
Income Before Income Taxes	78	225
Provision for Income Taxes	2	51
Net Income	76	174
Less: Net Loss Attributable to Noncontrolling Interest	(5)	—
Net Income Attributable to Victoria's Secret & Co.	$81	$174
Net Income Per Basic Share Attributable to Victoria's Secret & Co.	$0.96	$1.97
Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.93	$1.97

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2022	2021
Net Income	$76	$174
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	1	4
Unrealized Loss on Cash Flow Hedges	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	—
Total Other Comprehensive Income, Net of Tax	4	3
Total Comprehensive Income	80	177
Less: Net Loss Attributable to Noncontrolling Interest	(5)	—
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	1	—
Comprehensive Income Attributable to Victoria's Secret & Co.	$84	$177

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions except par value amounts)

	April 30, 2022	January 29, 2022	May 1, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$204	$490	$332
Accounts Receivable, Net	152	162	111
Inventories	1,046	949	761
Other	112	90	95
Total Current Assets	1,514	1,691	1,299
Property and Equipment, Net	901	957	1,036
Operating Lease Assets	1,299	1,369	1,602
Trade Name	246	246	246
Deferred Income Taxes	17	17	13
Other Assets	88	64	51
Total Assets	$4,065	$4,344	$4,247
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$443	$538	$366
Accrued Expenses and Other	607	714	693
Current Debt	4	4	—
Current Operating Lease Liabilities	299	340	356
Income Taxes	98	102	29
Total Current Liabilities	1,451	1,698	1,444
Deferred Income Taxes	63	58	45
Long-term Debt	977	978	—
Long-term Debt due to Former Parent	—	—	97
Long-term Operating Lease Liabilities	1,274	1,314	1,541
Other Long-term Liabilities	49	39	113
Total Liabilities	3,814	4,087	3,240
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; none issued	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 83, 85, and 0 shares issued and outstanding, respectively	1	1	—
Paid-in Capital	166	125	—
Accumulated Other Comprehensive Income	8	5	7
Retained Earnings	52	126	—
Net Investment by Former Parent	—	—	1,000
Total Victoria's Secret & Co. Shareholders' Equity	227	257	1,007
Noncontrolling Interest	24	—	—
Total Equity	251	257	1,007
Total Liabilities and Equity	$4,065	$4,344	$4,247

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

First Quarter 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, at Average Cost	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	81	—	81	(5)	76
Other Comprehensive Income	—	—	—	3	—	—	3	1	4
Total Comprehensive Income (Loss)	—	—	—	3	81	—	84	(4)	80
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(3)	—	50	—	—	(159)	(109)	—	(109)
Treasury Share Retirements	—	—	(4)	—	(155)	159	—	—	—
Share-based Compensation Expense	—	—	12	—	—	—	12	—	12
Tax Payments related to Share-based Awards	(1)	—	(38)	—	—	—	(38)	—	(38)
Other	2	—	4	—	—	—	4	—	4
Balance, April 30, 2022	83	$1	$166	$8	$52	$—	$227	$24	$251

First Quarter 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income	Retained Earnings	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$891	$—	$891
Net Income	—	—	—	174	—	—	174	—	174
Other Comprehensive Income	—	—	—	—	3	—	3	—	3
Total Comprehensive Income	—	—	—	174	3	—	177	—	177
Net Transfers to Former Parent	—	—	—	(61)	—	—	(61)	—	(61)
Balance, May 1, 2021	—	$—	$—	$1,000	$7	$—	$1,007	$—	$1,007

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2022	2021
Operating Activities:
Net Income	$76	$174
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	70	80
Share-based Compensation Expense	12	7
Deferred Income Taxes	5	34
Changes in Assets and Liabilities:
Accounts Receivable	10	10
Inventories	(98)	(60)
Accounts Payable, Accrued Expenses and Other	(200)	(97)
Income Taxes	(12)	14
Other Assets and Liabilities	(9)	(60)
Net Cash Provided by (Used for) Operating Activities	(146)	102
Investing Activities:
Capital Expenditures	(21)	(19)
Investment in Frankies Bikinis, LLC	(18)	—
Other Investing Activities	(9)	—
Net Cash Used for Investing Activities	(48)	(19)
Financing Activities:
Repurchases of Common Stock	(109)	—
Cash Received from Noncontrolling Interest Partner	55	—
Tax Payments related to Share-based Awards	(38)	—
Proceeds from Stock Option Exercises	3	—
Payments of Long-term Debt	(1)	—
Net Transfers to Former Parent	—	(88)
Other Financing Activities	(1)	—
Net Cash Used for Financing Activities	(91)	(88)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	2
Net Decrease in Cash and Cash Equivalents	(286)	(3)
Cash and Cash Equivalents, Beginning of Period	490	335
Cash and Cash Equivalents, End of Period	$204	$332

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria's Secret & Co. (together with its subsidiaries unless the context otherwise requires, the "Company") is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret and PINK brand names. The Company has more than 890 Victoria’s Secret and PINK stores in the U.S., Canada and China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 450 stores in more than 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria's Secret and PINK merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
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
On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange ("NYSE") market closing, the Separation of the Victoria's Secret business was completed. On August 3, 2021, Victoria's Secret & Co. became an independent, publicly traded company trading on the NYSE under the stock symbol "VSCO."
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2022” and “first quarter of 2021” refer to the thirteen-week periods ended April 30, 2022 and May 1, 2021, respectively.
Basis of Presentation - Unaudited Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through April 30, 2022 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company.
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

Intracompany transactions have been eliminated. Transactions between the Company and the Former Parent have been included in these financial statements. For those transactions between the Company and the Former Parent that were historically settled in cash, the Company reflected such balances in the Consolidated and Combined Balance Sheets in Other Current Assets for balances due from the Former Parent and in Accrued Expenses and Other for balances due to the Former Parent. The aggregate net effect of transactions between the Company and the Former Parent that were historically settled other than in cash are reflected in the Consolidated and Combined Balance Sheets as Net Investment by Former Parent and in the Consolidated and Combined Statements of Cash Flows as Net Transfers to Former Parent. For additional information, see Note 2, "Transactions with Former Parent."
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
The Consolidated and Combined Statements of Income include costs for certain functions, including information technology, human resources and store design and construction, that historically were provided and administered on a centralized basis by the Former Parent. Starting in the third quarter of 2020, as part of the steps to prepare the Company to operate as a separate, standalone company, these functions were transitioned to the business and began to be operated and administered as part of Victoria’s Secret & Co. Costs applicable to the Company related to these functions are included in the Consolidated and Combined Statements of Income for all periods presented. Prior to the transition of these functions, these costs were directly charged to the Company by the Former Parent.
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. Corporate expenses of $19 million in the first quarter of 2021 were allocated and included within General, Administrative and Store Operating Expenses in the 2021 Consolidated and Combined Statement of Income.
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
During the periods prior to the Separation that are presented in these Consolidated and Combined Financial Statements, the Company's income tax expense (benefit) and deferred tax balances were included in the Former Parent's income tax returns. Income tax expense (benefit) and deferred tax balances contained in these Consolidated and Combined Financial Statements for periods prior to the Separation are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may or may not be included in the Consolidated and Combined Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated and Combined Financial Statements of the Company may or may not be reflected in the consolidated financial statements and income tax returns of the Former Parent. The taxes recorded in the Consolidated and Combined Statement of Income for periods prior to the Separation are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from the Former Parent's returns.

Interim Financial Statements
The Consolidated and Combined Financial Statements as of and for the periods ended April 30, 2022 and May 1, 2021 are unaudited. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 18, 2022.
In the opinion of management, the accompanying Consolidated and Combined Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company remains focused on the safe operation of its business, including its stores, distribution, fulfillment and call centers. There remains the potential for COVID-19-related risks of closure or operating restrictions, as well as risks related to delays or disruptions in our supply chain and related pricing impacts, which could materially impact the Company's operations and financial performance in future periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the interim period are not necessarily indicative of the results expected for the full fiscal year.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income, and the Company's share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC ("Frankies Bikinis") in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.
The carrying values of equity method investments were $54 million as of April 30, 2022, $35 million as of January 29, 2022 and $32 million as of May 1, 2021. These investments are recorded in Other Assets on the Consolidated and Combined Balance Sheets.
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated and Combined Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated and Combined Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Loss Attributable to Noncontrolling Interest in the Consolidated and Combined Statements of Income. Noncontrolling interest in the first quarter of 2022 represents the portion of equity interests in a joint venture in China that is not owned by the Company. For additional information, see Note 4, "Restructuring Activities."
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

The earnings of the Company’s foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company from time to time utilizes foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts for these designated cash flow hedges are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income. During the second quarter of 2021, the Company terminated its foreign currency forward contracts designated as cash flow hedges that were used to mitigate foreign currency exposure for its Canadian operations. The fair value of designated cash flow hedges is not significant for any period presented.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of April 30, 2022, the Company's investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by the Company was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2022 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
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
Balances Between the Company and the Former Parent Prior to the Separation
Balances between the Company and the Former Parent or its affiliates prior to the Separation, that are derived from transactions that historically were cash settled, are reflected in the Consolidated and Combined Balance Sheets in Other Current Assets for balances due from the Former Parent and in Accrued Expenses and Other for balances due to the Former Parent for periods prior to the Separation.
Balances between the Company and the Former Parent or its affiliates prior to the Separation, that are derived from transactions that were historically settled other than in cash, are included in Net Investment by Former Parent within Shareholders' Equity on the Consolidated and Combined Balance Sheets for periods prior to the Separation.
Long-term Debt due to Former Parent
Prior to the Separation, during 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $1 million of interest expense in the first quarter of 2021 related to this borrowing.

Net Transfers from (to) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent prior to the Separation in the first quarter of 2021 Consolidated and Combined Statement of Equity:

First Quarter
2021

Cash Pooling and General Financing Activities, Net	$(108)
Long-lived Assets (a)	20
Corporate Expense Allocations	19
Share-based Compensation Expense	7
Assumed Income Tax Payments	1
Total Net Transfers to Former Parent	$(61)
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
Under the terms of the transition services agreements, the Company will provide its Former Parent, on a transitional basis, certain services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Additionally, the Former Parent will provide to the Company various services or functions, many of which currently use a shared technology platform, including human resources, payroll and certain logistics functions. Generally, these services will be provided for a period of up to two years following the Separation, except for information technology services, which will be provided for a period of up to three years following the Separation and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services. Consideration for transition services provided to the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services and as an offset to expenses incurred to provide the services. Following the Separation, the Company recognized consideration of $20 million for services provided to the Former Parent and recognized costs of $19 million for services provided by the Former Parent in the first quarter of 2022 pursuant to the transition services agreements.
Under the terms of the Domestic Transportation Services Agreement, the Former Parent will continue to provide transportation services to the Company for certain personal care and apparel merchandise in the United States and Canada for an initial term of three years following the Separation, which term will thereafter continuously renew unless and until either party elects to terminate the arrangement upon written prior notice. Costs for the transportation services will be determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Costs for transition services are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income. During the first quarter of 2022, the Company recognized costs of $18 million pursuant to the Domestic Transportation Services Agreement.
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
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $100 million as of April 30, 2022, $101 million as of January 29, 2022 and $74 million as of May 1, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $238 million as of April 30, 2022, $258 million as of January 29, 2022 and $230 million as of May 1, 2021. The Company recognized $81 million as revenue in the first quarter of 2022 from amounts recorded as deferred revenue at the beginning of the year. As of April 30, 2022, the Company recorded deferred revenue of $217 million within Accrued Expenses and Other, and $21 million within Other Long-term Liabilities on the Consolidated and Combined Balance Sheet.
The following table provides a disaggregation of Net Sales for the first quarter of 2022 and 2021:

	First Quarter
	2022	2021
	(in millions)
Stores – North America	$931	$933
Direct	421	521
International (a)	132	100
Total Net Sales	$1,484	$1,554
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
In April 2022, the Company launched a new co-branded credit card in which customers can earn points on purchases of company product as well as on purchases outside of the Company. The co-branded credit card is in addition to the Company's existing U.S. private label credit card.
The Company recognized Net Sales of $26 million and $28 million for the first quarter of 2022 and 2021, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $184 million and $163 million for the first quarter of 2022 and 2021, respectively.
4. Restructuring Activities
Victoria's Secret China
In April 2022, the Company announced the completion of the joint venture agreement with Regina Miracle International (Holdings) Limited ("Regina Miracle"), a company on the Hong Kong Stock Exchange, related to its existing company-owned business in China. The Company and Regina Miracle have formed a joint venture to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, the Company owns 51% of the joint venture and Regina Miracle owns the remaining 49%. The Company received $45 million in cash from Regina Miracle as consideration for its investment in the joint venture. In connection with the execution of the agreement, the Company and Regina Miracle each contributed $10 million in cash to the joint venture. The cash received from Regina Miracle is reflected within Cash Received from Noncontrolling Interest Partner in the 2022 Consolidated and Combined Statement of Cash Flows.
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations will continue to be consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is now reflected in Noncontrolling Interest in the consolidated balance sheet and in Net Loss Attributable to Noncontrolling Interest in the consolidated statement of income.
5. Earnings Per Share and Shareholders' Equity
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share include the weighted-average effect of dilutive restricted stock and options on the weighted-average shares outstanding.

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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2022 and 2021:

	First Quarter
	2022	2021
	(in millions)
Common Shares	84	88
Treasury Shares	—	—
Basic Shares	84	88
Effect of Dilutive Options and Restricted Stock	3	—
Diluted Shares	87	88
Anti-dilutive Options and Awards (a)	1	—
 _______________
(a)These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders' Equity
Common Stock Share Repurchases
In February 2022, upon final settlement of the Company's December 2021 accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock.
In March 2022, the Company's Board of Directors approved a new share repurchase program (“March 2022 Share Repurchase Program”), providing for the repurchase of up to $250 million of the Company's common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the March 2022 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023.
The Company repurchased the following shares of its common stock during the first quarter of 2022 under its March 2022 Share Repurchase Program:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022	$250	2,162	$109	$50.43
The March 2022 Share Repurchase Program has $141 million remaining as of April 30, 2022.
Subsequent to April 30, 2022, the Company repurchased an additional 0.5 million shares for $23 million through June 2, 2022 under the March 2022 Share Repurchase Program.
Treasury Stock Retirements
In February 2022, the Company immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.

In accordance with the Board of Directors' resolution, shares of common stock repurchased under the March 2022 Share Repurchase Program will be retired and cancelled upon repurchase. As a result, the Company retired the 2.2 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $4 million in Paid-in Capital and $105 million in Retained Earnings.
6. Inventories
The following table provides details of inventories as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Finished Goods Merchandise	$996	$898	$721
Raw Materials and Merchandise Components	50	51	40
Total Inventories	$1,046	$949	$761
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
7. Long-Lived Assets
The following table provides details of property and equipment, net as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Property and Equipment, at Cost	$3,675	$3,795	$3,774
Accumulated Depreciation and Amortization	(2,774)	(2,838)	(2,738)
Property and Equipment, Net	$901	$957	$1,036
Depreciation expense was $70 million and $80 million for the first quarter of 2022 and 2021, respectively.
8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Deferred Revenue on Gift Cards	$181	$198	$163
Compensation, Payroll Taxes and Benefits	88	152	104
Rent	65	45	64
Accrued Marketing	34	36	37
Accrued Freight and Other Logistics	30	62	16
Deferred Revenue on Loyalty and Credit Card Programs	24	36	35
Taxes, Other than Income	24	24	45
Returns Reserve	18	23	21
Accrued Interest	12	5	—
Deferred Revenue on Direct Shipments not yet Delivered	12	16	22
Accrued Claims on Self-insured Activities	4	4	17
Supplemental Retirement Plan	—	—	57
Other	115	113	112
Total Accrued Expenses and Other	$607	$714	$693

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
Post-Separation, the Company is filing a consolidated U.S. federal income tax return as well as separate and combined income tax returns in numerous state, local and international jurisdictions. Income tax expense (benefit) for the period prior to the Separation is based on the combined financial statements prepared on a "carve-out" basis. Income tax expense (benefit) for the period after the Separation is based on the consolidated results of the Company on a standalone basis.
The provision for income taxes is based on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events.
For the first quarter of 2022, the Company’s effective tax rate was 2.4% compared to 22.5% in the first quarter of 2021. Both rates were lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based awards that vested in the respective quarter.
The Company paid income taxes in the amount of $10 million and $1 million for the first quarter of 2022 and 2021, respectively.
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
10. Long-term Debt and Borrowing Facilities
The following table provides the Company's outstanding debt balance, net of unamortized debt issuance costs and discounts, as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$398 million Term Loan due August 2028 ("Term Loan Facility")	$389	$390	$—
Total Senior Secured Debt with Subsidiary Guarantee	389	390	—
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("2029 Notes")	592	592	—
Total Senior Debt with Subsidiary Guarantee	592	592	—
Long-term Debt due to Former Parent	—	—	97
Total	981	982	97
Current Debt	(4)	(4)	—
Total Long-term Debt, Net of Current Portion	$977	$978	$97
Cash paid for interest was $4 million in the first quarter of 2022.
Issuance of Notes
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned subsidiaries.
On August 2, 2021, the Company used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the April 30, 2022 and January 29, 2022 Consolidated and Combined Balance Sheets.

Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million (the "Term Loan Facility"), which will mature in August 2028. Commencing in December 2021, the Company will make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made a principal payment of $1 million for the Term Loan Facility during the first quarter of 2022.
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
For the reporting period ending April 30, 2022, the Company's borrowing base was $651 million and there were no borrowings outstanding under the ABL Facility. The Company had $40 million of outstanding letters of credit as of April 30, 2022 that reduced its availability under the ABL Facility.
On August 2, 2021, the Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the April 30, 2022 and January 29, 2022 Consolidated and Combined Balance Sheets.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of April 30, 2022, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
Foreign Facilities
Certain of the Company's China subsidiaries previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). As of May 1, 2021, there were no borrowings outstanding under the Foreign Facilities. During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Foreign Facilities.
Long-term Debt due to Former Parent
During 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $1 million of interest expense during the first quarter of 2021 related to this borrowing.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

The following table provides a summary of the principal value and estimated fair value of the Company's outstanding publicly traded debt as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Principal Value	$998	$999	$—
Fair Value, Estimated (a)	881	975	—
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
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for the first quarter of 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Income Before Reclassifications	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Income	3	3
Balance as of April 30, 2022	$8	$8
As a result of the China joint venture agreement completed in April 2022, the Company reclassified $3 million of accumulated foreign currency translation adjustments related to the joint venture out of accumulated other comprehensive income and into Paid-in Capital in the first quarter of 2022 in order to reflect the amount attributable to the noncontrolling interest partner. For additional information see Note 4, "Restructuring Activities."
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for the first quarter of 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$4	$—	$4
Other Comprehensive Income (Loss) Before Reclassifications	4	(1)	3
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	4	(1)	3
Balance as of May 1, 2021	$8	$(1)	$7
13. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates' eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $12 million and $10 million for the first quarter of 2022 and 2021, respectively.

The Former Parent previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan which provided benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020, the Human Capital and Compensation Committee of the Former Parent's Board of Directors authorized the termination of the non-qualified plan. All benefits and obligations due under the non-qualified plan were fully paid during the second quarter of 2021. Total expense recognized related to the non-qualified plan was not significant for any period presented.
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
Former Parent Derivative Lawsuits
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
In July 2021, the Former Parent announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Former Parent (and its subsidiaries, including the Company) and past and present employees, officers and directors, among others. As part of the settlement, the Former Parent (and its subsidiaries, including the Company) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms apply to both the Former Parent and the Company. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, and a fairness hearing occurred on January 18, 2022. On May 16, 2022, the United States District Court of the Southern District of Ohio granted final approval of the settlement.
Occupancy-related Legal Matter
The Company was a tenant of portions of a building known as Two Herald Square, New York, New York (the “Premises”) pursuant to an Agreement of Lease dated August 22, 2001 (the “Lease”) with Herald Square Owner LLC (the “Landlord”). On February 20, 2021, the Company surrendered the Premises to the Landlord. On February 16, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing June 9, 2020 through February 20, 2021, the date on which the Company vacated and surrendered the Premises. By an order dated July 21, 2021, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate of the rents and charges payable under the Lease during the last month of the term of the Lease. On August 6, 2021, judgment was entered against the Company in the amount of $23 million. The Company has appealed this judgment; the appeal has not yet been decided by the appellate court. On September 15, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing February 21, 2021 through September 30, 2021. By an order dated April 22, 2022, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate amount of the rents and charges payable under the Lease during the last month of the term of the Lease. On May 9, 2022, judgment was entered against the Company in the amount of $22 million. The Company plans to appeal the judgment. As of the end of the first quarter, we are fully accrued for both judgments.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
•    the spin-off from our Former Parent may not be tax-free for U.S. federal income tax purposes;
•    a loss of synergies from separating the businesses that could negatively impact our balance sheet, profit margins or earnings;
•we may not realize all of the expected benefits of the spin-off;
•    general economic conditions, inflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•    the novel coronavirus (COVID-19) global pandemic has had and may continue to have an adverse effect on our business and results of operations;
•    the seasonality of our business;
•    difficulties arising from turnover in company leadership or other key positions;
•    our ability to attract, develop and retain qualified associates and manage labor-related costs;
•    our dependence on mall traffic and the availability of suitable store locations on appropriate terms;
•    our ability to grow through new store openings and existing store remodels;
•    our ability to successfully operate and expand internationally and related risks;
•    our independent franchise, license, wholesale, and joint venture partners;
•    our direct channel business;
•    our ability to protect our reputation and the image of our brands;
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
•    our geographic concentration of vendor and distribution facilities in central Ohio and Southeast Asia;
•    the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•    fluctuations in freight, product input and energy costs, including those caused by inflation;
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
Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2022.
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
Executive Overview
Victoria’s Secret is an iconic global brand of women’s intimate and other apparel, personal care and beauty products. We sell our products primarily through two brands, Victoria’s Secret and PINK. Victoria’s Secret is a category-defining global lingerie brand with a leading market position and a rich, 40-year history of serving women across the globe. PINK is a lifestyle brand for the college-oriented customer, built around a strong intimates core. We also sell beauty products under both the Victoria’s Secret and PINK brands. Together, Victoria’s Secret, PINK and Victoria’s Secret Beauty support, inspire and celebrate women through every phase of their life.
Victoria’s Secret and PINK merchandise is sold online through our e-commerce platform, through retail stores located in the U.S., Canada and China, and through international stores and websites operated by partners under franchise, license, wholesale and joint venture arrangements. We have a presence in over 70 countries and we believe we benefit from global brand awareness, a wide and compelling product assortment and a powerful, deep connection with our customers.
In the first quarter of 2022, our operating income was $94 million as compared to $226 million in first quarter of 2021, and our operating income rate was 6.3% as compared to 14.5% last year. The operating income decrease in the first quarter of 2022 as compared to the first quarter of 2021 was primarily driven by a decrease in net sales and merchandise margin as compared to the first quarter of 2021. Merchandise margin in the quarter as compared to last year decreased approximately $80 million as a result of incremental supply chain and inflationary cost pressures. Additionally, the decrease in net sales and merchandise margin in the quarter was driven by incremental net sales and merchandise margin recognized in the first quarter last year as a result of federal stimulus benefits. Net sales decreased $70 million, or 5%, to $1.484 billion compared to $1.554 billion in the first quarter of 2021. Our North American store sales decreased $2 million, to $931 million compared to $933 million in the first quarter of 2021. In our North American stores, an increase in traffic in the first quarter of 2022 as compared to the first quarter of 2021 was offset by a decrease in conversion (which we define as the percentage of customers who visit our stores and make a purchase). Our direct channel sales decreased by 19%, or $100 million, to $421 million compared to $521 million in the first quarter of 2021, primarily due to a decline in traffic and average unit retail (which we define as the average price per unit purchased).

We remain committed to our brand transformation focused on evolving our positioning and promoting inclusivity and diversity, which we believe will allow us to attract new customers while also deepening our connection with existing ones. We will continue our advocacy for women, our commitment to being best at bras, and our focus on enhancing the customer experience. We plan to continue to enhance our omni-channel capabilities and personalization, increase our "store of the future" footprint and expand internationally into new markets while growing our digital presence. We will continue to search for new growth opportunities, including new brands we develop as well as partnerships with existing brands that help us attract new customers and better meet the needs of existing ones. This will include continuing to partner and invest in women-led companies that are potential sources of growth, either in revenue or customer goodwill, or both.
We continue to focus on maximizing our performance and leveraging the strength of our brands and connection to our customers. Despite the supply chain cost and macroeconomic pressures we expect to continue to face, we are confident in our opportunities and remain committed to delivering long-term sustainable value for our shareholders.
For additional information related to our first quarter 2022 financial performance, see “Results of Operations.”
Impacts of Victoria's Secret Spin-Off
The spin-off of Victoria’s Secret & Co. into an independent, publicly traded company was completed on August 2, 2021. We believe the spin-off will enable us to maximize management focus and financial flexibility to thrive in an evolving retail environment and deliver long-term profitable growth.
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
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. We remain focused on the safe operation of our business, including our stores, distribution, fulfillment and call centers. There remains the potential for COVID-19-related risks of closure or operating restrictions, as well as risks related to delays or disruptions in our supply chain and related pricing impacts, which could materially impact our operations and financial performance in future periods.
Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through April 30, 2022 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies."

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria's Secret & Co., and net income per diluted share attributable to Victoria's Secret & Co. on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
(in millions, except per share amounts)	2022	2021
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$94	$226
Occupancy-related Legal Matter (a)	22	—
Adjusted Operating Income	$116	$226

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria's Secret & Co.
Reported Net Income Attributable to Victoria's Secret & Co. - GAAP	$81	$174
Occupancy-related Legal Matter (a)	22	—
Tax Effect of Adjusted Items	(6)	—
Adjusted Net Income Attributable to Victoria's Secret & Co.	$97	$174

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$0.93	$1.97
Occupancy-related Legal Matter (a)	0.19	—
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$1.11	$1.97
 ________________
(a)In the first quarter of 2022, we recognized a pre-tax charge of $22 million ($16 million after-tax), included in buying and occupancy expense, related to a legal matter with a landlord regarding a high-profile store that we surrendered to the landlord prior to the Separation. For additional information see Note 14, "Commitments and Contingencies" included in Item 1. Financial Statements.
Store Data
The following table compares the first quarter of 2022 U.S. company-operated store data to the first quarter of 2021:

	First Quarter
	2022	2021	% Change
Sales per Average Selling Square Foot (a)	$158	$154	3%
Sales per Average Store (in thousands) (a)	$1,096	$1,064	3%
Average Store Size (selling square feet)	6,943	6,885	1%
Total Selling Square Feet (in thousands)	5,589	5,790	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for the first quarter of 2022:

	Stores at			Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Joint Venture (a)	April 30, 2022
Company-Operated:
U.S.	808	—	(3)	—	805
Canada	26	—	—	—	26
Subtotal Company-Operated	834	—	(3)	—	831

China Joint Venture:
Beauty & Accessories (a)	35	—	(2)	8	41
Full Assortment	30	—	—	—	30
Subtotal China Joint Venture	65	—	(2)	8	71

Partner-Operated:
Beauty & Accessories	335	1	(4)	(8)	324
Full Assortment	128	3	—	—	131
Subtotal Partner-Operated	463	4	(4)	(8)	455
Total	1,362	4	(9)	—	1,357
________________
(a)Includes eight partner-operated stores.
The following table represents store data for the first quarter of 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	May 1, 2021
Company-Operated:
U.S.	846	—	(5)	841
Canada	25	1	—	26
China - Beauty & Accessories	36	1	(1)	36
China - Full Assortment	26	—	—	26
Subtotal Company-Operated	933	2	(6)	929

Partner-Operated:
Beauty & Accessories	338	2	(3)	337
Full Assortment	120	1	—	121
Subtotal Partner-Operated	458	3	(3)	458
Total	1,391	5	(9)	1,387

Results of Operations
First Quarter of 2022 Compared to First Quarter of 2021
Operating Income
For the first quarter of 2022, operating income decreased $132 million, to $94 million, compared to operating income of $226 million in the first quarter of 2021, and the operating income rate (expressed as a percentage of net sales) decreased to 6.3% from 14.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the first quarter of 2022 in comparison to the first quarter of 2021:

	2022	2021	% Change
First Quarter	(in millions)
Stores – North America	$931	$933	—%
Direct	421	521	(19%)
International (a)	132	100	32%
Total Net Sales	$1,484	$1,554	(5%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales for the first quarter of 2022 to the first quarter of 2021:

(in millions)
2021 Net Sales	$1,554
Comparable Store Sales	(24)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	12
Direct Channel	(93)
Credit Card Programs	(2)
International Wholesale, Royalty and Other	35
Foreign Currency Translation	2
2022 Net Sales	$1,484
The following table compares the first quarter of 2022 comparable sales to the first quarter of 2021:

	2022	2021
Comparable Sales (Stores and Direct) (a)	(8%)	25%
Comparable Store Sales (a)	(3%)	3%
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
Net sales in the first quarter of 2022 as compared to the first quarter of 2021 were impacted by incremental net sales recognized in the first quarter last year as a result of federal stimulus benefits.
In the stores channel, our North America net sales decreased $2 million to $931 million as compared to the first quarter of 2021 as an increase in traffic was offset by a decrease in conversion. Net sales in stores outside of North America increased in the first quarter of 2022 compared to the first quarter of 2021 as a result of fewer COVID-19-related store restrictions.
In the direct channel, net sales decreased $100 million, or 19%, to $421 million, primarily due to a decrease in traffic and average unit retail.
Gross Profit
For the first quarter of 2022, our gross profit decreased $150 million compared to the first quarter of 2021 to $522 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.1% from 43.2%.

The gross profit decrease was due to the decrease in merchandise margin dollars related to the decrease in net sales and incremental supply chain and inflationary cost pressures of approximately $80 million. Additionally, the decrease in net sales and merchandise margin in the quarter was driven by incremental net sales and merchandise margin recognized in the first quarter last year as a result of federal stimulus benefits.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate reflecting lower net sales and increased supply chain and inflationary cost pressures, and slight buying and occupancy expense deleverage driven by the decrease in net sales.
General, Administrative and Store Operating Expenses
For the first quarter of 2022, our general, administrative and store operating expenses decreased $18 million, or 4%, compared to the first quarter of 2021 to $428 million due to lower incentive compensation and selling expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.8% from 28.7% due to slight deleverage driven by the decrease in net sales.
Interest Expense
For the first quarter of 2022, our interest expense increased $11 million to $12 million compared to the first quarter of 2021, driven by the increase in our outstanding debt during 2021 due to the issuance of the 2029 Notes in July 2021 and entering into the Term Loan Facility upon Separation in August 2021.
Provision for Income Taxes
For the first quarter of 2022, the Company's effective tax rate was 2.4% compared to 22.5% in the first quarter of 2021. Both rates were lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based awards that vested in the respective quarter.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
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
The following table provides a summary of our working capital position and capitalization for the periods post-Separation as of April 30, 2022 and January 29, 2022:

	April 30, 2022	January 29, 2022
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(146)	$851
Capital Expenditures (a)	21	169
Working Capital	63	(7)
Capitalization:
Long-term Debt	977	978
Victoria's Secret & Co. Shareholders' Equity	227	257
Total Capitalization	$1,204	$1,235
Amounts Available Under the ABL Facility (b)	$611	$523
_______________
(a)The April 30, 2022 amounts represent a thirteen-week period and the January 29, 2022 amounts represent a fifty-two-week period.
(b)For the reporting periods ending April 30, 2022 and January 29, 2022, our borrowing base was $651 million and $564 million, respectively, and there were no borrowings outstanding under the ABL Facility for either period. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $40 million as of April 30, 2022 and $41 million as of January 29, 2022.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2022 and 2021:

	First Quarter
	2022	2021
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$490	$335
Net Cash Flows Provided by (Used for) Operating Activities	(146)	102
Net Cash Flows Used for Investing Activities	(48)	(19)
Net Cash Flows Used for Financing Activities	(91)	(88)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	2
Net Decrease in Cash and Cash Equivalents	(286)	(3)
Cash and Cash Equivalents, End of Period	$204	$332
Operating Activities
Net cash provided by (used for) operating activities reflects net income adjusted for non-cash items, including depreciation, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities in the first quarter of 2022 was $146 million, a decrease in net cash flows from operating activities of $248 million compared to the first quarter of 2021. The decrease in net cash from operating activities in the first quarter of 2022 was primarily driven by higher cash outflows associated with working capital changes and lower net income. The most significant working capital driver resulting in the decrease in operating cash flows is our increased inventory levels, primarily driven by higher cost of goods due to supply chain cost pressures and longer in-transit shipment times which we began to experience in the third and fourth quarter of 2021, and the associated impact on accounts payable due to the timing of payments for inventory.

Investing Activities
Net cash used for investing activities in the first quarter of 2022 was $48 million, consisting primarily of capital expenditures of $21 million and our $18 million investment in Frankies Bikinis. The capital expenditures were primarily related to our store refresh program and technology to support our retail capabilities and general infrastructure needs as we separate into a standalone company.
Net cash used for investing activities in the first quarter of 2021 was $19 million for capital expenditures. The capital expenditures were primarily related to spending on technology and logistics to support our digital business and other retail capabilities.
Financing Activities
Net cash used for financing activities in the first quarter of 2022 was $91 million, consisting primarily of $109 million of share repurchases and $38 million of payments for taxes on share-based compensation awards issued, partially offset by $55 million of cash received from Regina Miracle in connection with the joint venture agreement completed in April 2022.
Net cash used for financing activities in the first quarter of 2021 was $88 million related to net transfers to the Former Parent.
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
In February 2022, upon final settlement of our December 2021 ASR Agreement with Goldman Sachs, we received an additional 0.3 million shares of our common stock from Goldman Sachs. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock as of April 30, 2022.
In March 2022, our Board of Directors approved a new share repurchase program (“March 2022 Share Repurchase Program”), providing for the repurchase of up to $250 million of our common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the March 2022 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023.
We repurchased the following shares of our common stock during the first quarter of 2022 under our March 2022 Share Repurchase Program:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022	$250	2,162	$109	$50.43
The March 2022 Share Repurchase Program has $141 million remaining as of April 30, 2022.
Subsequent to April 30, 2022, we repurchased an additional 0.5 million shares for $23 million through June 2, 2022 under the March 2022 Share Repurchase Program.
Treasury Stock Retirements
In February 2022, we immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
In accordance with the Board of Directors' resolution, shares of common stock repurchased under the March 2022 Share Repurchase Program will be retired and cancelled upon repurchase. As a result, we retired the 2.2 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $4 million in Paid-in Capital and $105 million in Retained Earnings.

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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$398 million Term Loan due August 2028 ("Term Loan Facility")	$389	$390	$—
Total Senior Secured Debt with Subsidiary Guarantee	389	390	—
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("2029 Notes")	592	592	—
Total Senior Debt with Subsidiary Guarantee	592	592	—
Long-term Debt due to Former Parent	—	—	97
Total	981	982	97
Current Debt	(4)	(4)	—
Total Long-term Debt, Net of Current Portion	$977	$978	$97
Cash paid for interest was $4 million in the first quarter of 2022.
Issuance of Notes
In July 2021, we issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries.
On August 2, 2021, we used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the April 30, 2022 and January 29, 2022 Consolidated and Combined Balance Sheets.
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million (the "Term Loan Facility"), which will mature in August 2028. Commencing in December 2021, we will make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made a principal payment of $1 million for the Term Loan Facility during the first quarter of 2022.
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
For the reporting period ending April 30, 2022, our borrowing base was $651 million and there were no borrowings outstanding under the ABL Facility. We had $40 million of outstanding letters of credit as of April 30, 2022 that reduced our availability under the ABL Facility.
On August 2, 2021, we used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the April 30, 2022 and January 29, 2022 Consolidated and Combined Balance Sheets.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of April 30, 2022, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Foreign Facilities
Certain of our China subsidiaries previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). As of May 1, 2021, there were no borrowings outstanding under the Foreign Facilities. During the second quarter of 2021, with no borrowings outstanding, we terminated the Foreign Facilities.
Long-term Debt due to Former Parent
During 2020, we borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, we no longer have this Long-term Debt due to Former Parent. Prior to the Separation, we recognized $1 million of interest expense during the first quarter of 2021 related to this borrowing.
Credit Ratings
The following table provides our credit ratings as of April 30, 2022:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 29, 2022, as discussed in “Contingent Liabilities and Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 18, 2022. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2022 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2022.
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
Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar and Chinese Yuan denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and China is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign exchange rate risk by entering into foreign currency forward contracts, however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of April 30, 2022, our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our long-term debt as of April 30, 2022 consists of the 2029 Notes, which have a fixed interest rate, and the $398 million Term Loan Facility, which has a variable interest rate based on either the LIBOR or an alternate base rate. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding publicly traded debt as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Principal Value	$998	$999	$—
Fair Value, Estimated (a)	881	975	—
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of April 30, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of April 30, 2022, our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2021, the Former Parent announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Former Parent (and its subsidiaries, including us) and past and present employees, officers and directors, among others. As part of the settlement, the Former Parent (and its subsidiaries, including us) has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the Separation, the settlement terms apply to both the Former Parent and us. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement was preliminarily approved on August 25, 2021, and a fairness hearing occurred on January 18, 2022. On May 16, 2022, the United States District Court of the Southern District of Ohio granted final approval of the settlement.

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K filed with the SEC on March 18, 2022. There have been no material changes to the risk factors from those described in the 2021 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Program
	(in thousands)		(in thousands)
February 2022	319	(b)	317	$—
March 2022	2,691	$49.76	1,912	153,737
April 2022	265	50.74	250	140,984
Total	3,275		2,479
_______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The amount purchased in February 2022 includes the delivery of 0.317 million shares pursuant to the ASR Agreement discussed in Note 5, “Earnings Per Share and Shareholders' Equity” included in Item 1. Financial Statements. The average price paid per share, including any broker commissions, in February 2022 for shares not purchased pursuant to the ASR Agreement was $57.49.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

3.2*	Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 3, 2021).

10.1	Executive Severance Agreement by and between VS Service Company, LLC and Dein Boyle, dated as of June 28, 2021.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Executive Vice President and Chief Financial Officer *
Date: June 3, 2022
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.