Form 10-Q
period 2022-07-30
Victoria's Secret & Co.
filed 2022-09-08
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of September 2, 2022, the number of outstanding shares of the Registrant’s common stock was 81,245,512 shares.

VICTORIA'S SECRET & CO.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated and Combined Statements of Income for the Thirteen-Weeks and Twenty-Six-Weeks Ended July 30, 2022 and July 31, 2021 (Unaudited)	3

Consolidated and Combined Statements of Comprehensive Income for the Thirteen-Weeks and Twenty-Six-Weeks Ended July 30, 2022 and July 31, 2021 (Unaudited)	3

Consolidated and Combined Balance Sheets as of July 30, 2022 (Unaudited), January 29, 2022 and July 31, 2021 (Unaudited)	4

Consolidated and Combined Statements of Equity for the Thirteen-Weeks and Twenty-Six-Weeks Ended July 30, 2022 and July 31, 2021 (Unaudited)	5

Consolidated and Combined Statements of Cash Flows for the Twenty-Six-Weeks Ended July 30, 2022 and July 31, 2021 (Unaudited)	7

Notes to Consolidated and Combined Financial Statements (Unaudited)	8

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signature	39

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2022” and “second quarter of 2021” refer to the thirteen-week periods ended July 30, 2022 and July 31, 2021, respectively. “Year-to-date 2022” and “year-to-date 2021” refer to the twenty-six-week periods ended July 30, 2022 and July 31, 2021, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Net Sales	$1,521	$1,614	$3,005	$3,168
Costs of Goods Sold, Buying and Occupancy	(986)	(944)	(1,948)	(1,826)
Gross Profit	535	670	1,057	1,342
General, Administrative and Store Operating Expenses	(437)	(467)	(865)	(914)
Operating Income	98	203	192	428
Interest Expense	(13)	(3)	(25)	(4)
Other Loss	(2)	(1)	(6)	—
Income Before Income Taxes	83	199	161	424
Provision for Income Taxes	16	48	18	99
Net Income	67	151	143	325
Less: Net Loss Attributable to Noncontrolling Interest	(3)	—	(8)	—
Net Income Attributable to Victoria's Secret & Co.	$70	$151	$151	$325
Net Income Per Basic Share Attributable to Victoria's Secret & Co.	$0.84	$1.71	$1.81	$3.68
Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.83	$1.71	$1.76	$3.68

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Net Income	$67	$151	$143	$325
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	—	—	4
Unrealized Gain on Cash Flow Hedges	—	1	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	—	3	—
Total Other Comprehensive Income (Loss), Net of Tax	(1)	1	3	4
Total Comprehensive Income	66	152	146	329
Less: Net Loss Attributable to Noncontrolling Interest	(3)	—	(8)	—
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	1	—	2	—
Comprehensive Income Attributable to Victoria's Secret & Co.	$68	$152	$152	$329

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions except par value amounts)

	July 30, 2022	January 29, 2022	July 31, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$201	$490	$293
Cash in Escrow related to the Spin-Off	—	—	600
Accounts Receivable, Net	149	162	99
Inventories	1,086	949	745
Other	116	90	90
Total Current Assets	1,552	1,691	1,827
Property and Equipment, Net	864	957	999
Operating Lease Assets	1,298	1,369	1,513
Trade Name	246	246	246
Deferred Income Taxes	21	17	12
Other Assets	91	64	61
Total Assets	$4,072	$4,344	$4,658
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$490	$538	$371
Accrued Expenses and Other	623	714	704
Current Debt	4	4	—
Current Operating Lease Liabilities	322	340	332
Income Taxes	6	102	28
Total Current Liabilities	1,445	1,698	1,435
Deferred Income Taxes	60	58	70
Long-term Debt	977	978	592
Long-term Debt due to Former Parent	—	—	97
Long-term Operating Lease Liabilities	1,269	1,314	1,457
Other Long-term Liabilities	52	39	123
Total Liabilities	3,803	4,087	3,774
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 82, 85, and 0 shares issued and outstanding, respectively	1	1	—
Paid-in Capital	177	125	—
Accumulated Other Comprehensive Income	6	5	8
Retained Earnings	65	126	—
Net Investment by Former Parent	—	—	876
Less: Treasury Stock, at Average Cost; 0, 0, and 0 shares, respectively	(2)	—	—
Total Victoria's Secret & Co. Shareholders' Equity	247	257	884
Noncontrolling Interest	22	—	—
Total Equity	269	257	884
Total Liabilities and Equity	$4,072	$4,344	$4,658

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Second Quarter 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, at Average Cost	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, April 30, 2022	83	$1	$166	$8	$52	$—	$227	$24	$251
Net Income (Loss)	—	—	—	—	70	—	70	(3)	67
Other Comprehensive Income (Loss)	—	—	—	(2)	—	—	(2)	1	(1)
Total Comprehensive Income (Loss)	—	—	—	(2)	70	—	68	(2)	66
Repurchases of Common Stock	(1)	—	—	—	—	(62)	(62)	—	(62)
Treasury Share Retirements	—	—	(3)	—	(57)	60	—	—	—
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	1	—	—	—	1	—	1
Balance, July 30, 2022	82	$1	$177	$6	$65	$(2)	$247	$22	$269

Second Quarter 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income	Retained Earnings	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, May 1, 2021	—	$—	$—	$1,000	$7	$—	$1,007	$—	$1,007
Net Income	—	—	—	151	—	—	151	—	151
Other Comprehensive Income	—	—	—	—	1	—	1	—	1
Total Comprehensive Income	—	—	—	151	1	—	152	—	152
Net Transfers to Former Parent	—	—	—	(275)	—	—	(275)	—	(275)
Balance, July 31, 2021	—	$—	$—	$876	$8	$—	$884	$—	$884

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, at Average Cost	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	151	—	151	(8)	143
Other Comprehensive Income	—	—	—	1	—	—	1	2	3
Total Comprehensive Income (Loss)	—	—	—	1	151	—	152	(6)	146
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(4)	—	50	—	—	(221)	(171)	—	(171)
Treasury Share Retirements	—	—	(7)	—	(212)	219	—	—	—
Share-based Compensation Expense	—	—	26	—	—	—	26	—	26
Tax Payments related to Share-based Awards	(1)	—	(39)	—	—	—	(39)	—	(39)
Other	2	—	5	—	—	—	5	—	5
Balance, July 30, 2022	82	$1	$177	$6	$65	$(2)	$247	$22	$269

Year-to-Date 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income	Retained Earnings	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$891	$—	$891
Net Income	—	—	—	325	—	—	325	—	325
Other Comprehensive Income	—	—	—	—	4	—	4	—	4
Total Comprehensive Income	—	—	—	325	4	—	329	—	329
Net Transfers to Former Parent	—	—	—	(336)	—	—	(336)	—	(336)
Balance, July 31, 2021	—	$—	$—	$876	$8	$—	$884	$—	$884

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2022	2021
Operating Activities:
Net Income	$143	$325
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	140	158
Share-based Compensation Expense	26	15
Deferred Income Taxes	(2)	59
Changes in Assets and Liabilities:
Accounts Receivable	12	22
Inventories	(138)	(44)
Accounts Payable, Accrued Expenses and Other	(137)	(86)
Income Taxes	(120)	12
Other Assets and Liabilities	25	(72)
Net Cash Provided by (Used for) Operating Activities	(51)	389
Investing Activities:
Capital Expenditures	(58)	(66)
Investment in Frankies Bikinis, LLC	(18)	—
Other Investing Activities	(7)	—
Net Cash Used for Investing Activities	(83)	(66)
Financing Activities:
Repurchases of Common Stock	(169)	—
Cash Received from Noncontrolling Interest Partner	55	—
Tax Payments related to Share-based Awards	(39)	—
Proceeds from Stock Option Exercises	4	—
Payments of Long-term Debt	(2)	—
Proceeds from Issuance of Long-term Debt	—	600
Net Transfers to Former Parent	—	(367)
Other Financing Activities	(2)	—
Net Cash Provided by (Used for) Financing Activities	(153)	233
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(2)	2
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(289)	558
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	490	335
Cash and Cash Equivalents and Restricted Cash, End of Period	$201	$893

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret and PINK brand names. The Company has more than 890 Victoria’s Secret and PINK stores in the U.S., Canada and China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 440 stores in 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria’s Secret and PINK merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
In July 2022, the Company announced a new, simplified corporate leadership structure designed to unite the Company's brands, better align its teams with a shifting consumer landscape and enable better execution of its strategy. The restructuring eliminated approximately 160 management roles, or approximately 5% of the Company's home office headcount. For additional information, see Note 4, “Restructuring Activities.”
Victoria's Secret & Co. Spin-Off
On July 9, 2021, L Brands, Inc. (“L Brands” or the “Former Parent”) announced that its Board of Directors approved the previously announced separation of the Victoria’s Secret business, including PINK, into an independent, publicly traded company (the “Separation”). Prior to the Separation, L Brands operated the Bath & Body Works, Victoria’s Secret and PINK retail brands.
On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange (“NYSE”) market closing, the Separation of the Victoria’s Secret business was completed. On August 3, 2021, Victoria’s Secret & Co. became an independent, publicly traded company trading on the NYSE under the stock symbol “VSCO.”
The Separation was achieved through the Former Parent’s distribution of 100% of the shares of the Company’s common stock to holders of the Former Parent’s common stock as of the close of business on the record date of July 22, 2021. The Former Parent’s stockholders of record received one share of the Company’s common stock for every three shares of the Former Parent’s common stock. In connection with the Separation, the Company made a cash payment of approximately $976 million to the Former Parent on August 2, 2021 using cash proceeds from the issuances of certain debt (discussed in Note 10, “Long-term Debt and Borrowing Facilities”). The Former Parent retained no ownership interest in the Company following the Separation.
The Company entered into several agreements with the Former Parent that, among other things, effect the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, an L Brands to VS Transition Services Agreement, a VS to L Brands Transition Services Agreement, an Employee Matters Agreement and a Domestic Transportation Services Agreement. For additional information, see Note 2, “Transactions with Former Parent.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2022” and “second quarter of 2021” refer to the thirteen-week periods ended July 30, 2022 and July 31, 2021, respectively. “Year-to-date 2022” and “year-to-date 2021” refer to the twenty-six-week periods ended July 30, 2022 and July 31, 2021, respectively.
Basis of Presentation - Unaudited Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through July 30, 2022 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company.
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

Basis of Presentation - Prior to Separation
Through the Separation date, the Company's combined financial statements are prepared on a “carve-out” basis. The Combined Financial Statements have been derived from the consolidated financial statements and accounting records of the Former Parent in conformity with GAAP.
Intracompany transactions have been eliminated. Transactions between the Company and the Former Parent have been included in these financial statements. For those transactions between the Company and the Former Parent that were historically settled in cash, the Company reflected such balances in the Consolidated and Combined Balance Sheets in Other Current Assets for balances due from the Former Parent and in Accrued Expenses and Other for balances due to the Former Parent. The aggregate net effect of transactions between the Company and the Former Parent that were historically settled other than in cash are reflected in the Consolidated and Combined Balance Sheets as Net Investment by Former Parent and in the Consolidated and Combined Statements of Cash Flows as Net Transfers to Former Parent. For additional information, see Note 2, “Transactions with Former Parent.”
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
The Former Parent utilized a centralized approach to cash management and financing its operations. The Cash and Cash Equivalents held by the Former Parent at the corporate level were not specifically identifiable to the Company and, therefore, were not reflected in the Company’s Consolidated and Combined Balance Sheets. Cash transfers between the Former Parent and the Company were accounted for through Net Investment by Former Parent. Cash and Cash Equivalents in the Consolidated and Combined Balance Sheets represent cash and cash equivalents held by the Company at period-end prior to any potential transfer to the centralized cash management pool of the Former Parent.
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
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. Corporate expenses of $30 million and $49 million in the second quarter of 2021 and year-to-date 2021, respectively, were allocated and included within General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income.
Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic or capital decisions. Going forward, the Company may perform these functions using its own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by the Former Parent under a transition services agreement, and the Company will provide some services to the Former Parent under a transition services agreement. The Company has also entered into certain commercial arrangements with the Former Parent in connection with the Separation. For more information, see Note 2, “Transactions with Former Parent.”

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
Interim Financial Statements
The Consolidated and Combined Financial Statements as of and for the periods ended July 30, 2022 and July 31, 2021 are unaudited. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.
In the opinion of management, the accompanying Consolidated and Combined Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Ongoing Impacts of COVID-19
Even as the coronavirus pandemic (“COVID-19”) subsides, macroeconomic impacts related to the pandemic, including inflation, supply chain disruptions and labor shortages, are expected to continue. The Company remains focused on the safe operation of its business, including its stores, distribution, fulfillment and call centers. There remains the potential for COVID-19-related risks of closure or operating restrictions, as well as risks related to delays or disruptions in our supply chain and related pricing impacts, which could materially impact the Company's operations and financial performance in future periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and twenty-six-week periods ended July 30, 2022 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 28, 2023.
Restricted Cash
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 (the “2029 Notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended. As of July 31, 2021, the proceeds were held in escrow for release to the Company upon satisfaction of certain conditions, including completion of the Separation. The $600 million initial gross proceeds were included in Cash in Escrow related to the Spin-Off on the July 31, 2021 combined balance sheet. For additional information, see Note 10, “Long-term Debt and Borrowing Facilities.”
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
In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC (“Frankies Bikinis”) in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.
The carrying values of equity method investments were $57 million as of July 30, 2022, $35 million as of January 29, 2022 and $32 million as of July 31, 2021. These investments are recorded in Other Assets on the Consolidated and Combined Balance Sheets.

Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated and Combined Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated and Combined Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Loss Attributable to Noncontrolling Interest in the Consolidated and Combined Statements of Income. Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company. For additional information, see Note 4, “Restructuring Activities.”
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
For additional information, see Basis of Presentation above and Note 2, “Transactions with Former Parent.”
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of July 30, 2022, the Company's investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by the Company was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2022 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
2. Transactions with Former Parent
Prior to the Separation, the Company's financial statements were prepared on a “carve-out” basis and were derived from the consolidated financial statements and accounting records of the Former Parent. The following discussion summarizes activity between the Company and the Former Parent.

Allocation of General Corporate Expenses
Prior to the Separation, for purposes of preparing the financial statements on a “carve-out” basis, the Company was allocated a portion of the Former Parent's total corporate expenses. See Note 1 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing the financial statements on a “carve-out” basis.
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
Long-term Debt due to Former Parent
Prior to the Separation, during 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $2 million of interest expense year-to-date 2021 related to this borrowing.
Net Transfers from (to) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent prior to the Separation in the second quarter and year-to-date 2021 Consolidated and Combined Statements of Equity:

	Second Quarter	Year-to-Date
	2021	2021

Cash Pooling and General Financing Activities, Net	$(322)	$(431)
Long-lived Assets (a)	(4)	16
Corporate Expense Allocations	30	49
Share-based Compensation Expense	8	15
Assumed Income Tax Payments	13	15
Total Net Transfers to Former Parent	$(275)	$(336)
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

Under the terms of the transition services agreements, as amended, the Company provides its Former Parent, on a transitional basis, certain services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Additionally, the Former Parent provides to the Company various services or functions, many of which currently use a shared technology platform, including human resources, payroll and certain logistics functions. Generally, these services will be provided for a period of up to two years following the Separation, except for information technology services, which will be provided for a period of up to three years following the Separation and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services. Consideration for transition services provided to the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services and as an offset to expenses incurred to provide the services. The Company recognized consideration of $20 million and $40 million for services provided to the Former Parent and recognized costs of $19 million and $38 million for services provided by the Former Parent in the second quarter of 2022 and year-to-date 2022, respectively, pursuant to the transition services agreements.
Under the terms of the Domestic Transportation Services Agreement, the Former Parent will continue to provide transportation services to the Company for certain beauty and apparel merchandise in the United States and Canada for an initial term of three years following the Separation, which term will thereafter continuously renew unless and until either party elects to terminate the arrangement upon written prior notice. Costs for the transportation services will be determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Costs for transition services are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income. The Company recognized costs of $21 million and $39 million pursuant to the Domestic Transportation Services Agreement during the second quarter of 2022 and year-to-date 2022, respectively.
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
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $101 million as of July 30, 2022, $101 million as of January 29, 2022 and $73 million as of July 31, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $238 million as of July 30, 2022, $258 million as of January 29, 2022 and $219 million as of July 31, 2021. The Company recognized $105 million as revenue year-to-date 2022 from amounts recorded as deferred revenue at the beginning of the year. As of July 30, 2022, the Company recorded deferred revenue of $218 million within Accrued Expenses and Other, and $20 million within Other Long-term Liabilities on the Consolidated and Combined Balance Sheet.
The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2022 and 2021:

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Stores – North America	$968	$1,037	$1,900	$1,970
Direct	414	469	834	990
International (a)	139	108	271	208
Total Net Sales	$1,521	$1,614	$3,005	$3,168
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
In April 2022, the Company launched a new co-branded credit card through which customers can earn points on purchases of Company product as well as on purchases outside of the Company. The co-branded credit card is in addition to the Company's existing U.S. private label credit card.

The Company recognized Net Sales of $30 million and $31 million for the second quarter of 2022 and 2021, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $57 million and $59 million year-to-date 2022 and 2021, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $199 million and $167 million for the second quarter of 2022 and 2021, respectively. The Company’s net sales outside of the U.S. totaled $383 million and $330 million year-to-date 2022 and 2021, respectively.
4. Restructuring Activities
Victoria's Secret China
In April 2022, the Company announced the completion of the joint venture agreement with Regina Miracle International (Holdings) Limited (“Regina Miracle”), a company listed on the Hong Kong Stock Exchange, related to its existing Company-owned business in China. The Company and Regina Miracle formed a joint venture to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, the Company owns 51% of the joint venture and Regina Miracle owns the remaining 49%. The Company received $45 million in cash from Regina Miracle during the first quarter of 2022 as consideration for its investment in the joint venture. In connection with the execution of the agreement, the Company and Regina Miracle each contributed $10 million in cash to the joint venture. The cash received from Regina Miracle is reflected within Cash Received from Noncontrolling Interest Partner in the 2022 Consolidated and Combined Statement of Cash Flows.
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations will continue to be consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is now reflected in Noncontrolling Interest in the consolidated balance sheet and in Net Loss Attributable to Noncontrolling Interest in the consolidated statements of income.
Corporate Leadership Restructuring
In July 2022, the Company announced a new, simplified corporate leadership structure designed to unite the Company's brands, better align its teams with a shifting consumer landscape and enable better execution of its strategy. As a result of the restructuring, pre-tax severance and related costs of $29 million, of which $16 million are included in General, Administrative and Store Operating Expenses and $13 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2022 consolidated statements of income.
During the second quarter of 2022, the Company made payments of $2 million related to severance and related costs associated with these reductions. As of July 30, 2022, liabilities related to the restructuring of $27 million are included in the consolidated balance sheet.
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

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2022 and 2021:

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Common Shares	83	88	83	88
Treasury Shares	—	—	—	—
Basic Shares	83	88	83	88
Effect of Dilutive Options and Restricted Stock Awards	1	—	3	—
Diluted Shares	84	88	86	88
Anti-dilutive Options and Restricted Stock Awards (a)	2	—	1	—
 _______________
(a)These options and restricted stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders' Equity
Common Stock Share Repurchases & Treasury Stock Retirements
In February 2022, upon final settlement of the Company's December 2021 accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In February 2022, the Company immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
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
The Company repurchased the following shares of its common stock under its March 2022 Share Repurchase Program during year-to-date 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	3,879	$171	$44.06
The March 2022 Share Repurchase Program has $79 million remaining as of July 30, 2022. There were $2 million of share repurchases reflected in Accounts Payable on the July 30, 2022 consolidated balance sheet.
Subsequent to July 30, 2022, the Company repurchased an additional 0.7 million shares for $27 million through September 7, 2022 under the March 2022 Share Repurchase Program.
In accordance with the Board of Directors' resolution, shares of the Company's common stock repurchased under the March 2022 Share Repurchase Program will be retired and cancelled upon repurchase. As a result, year-to-date 2022 the Company retired 3.8 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $7 million in Paid-in Capital and $162 million in Retained Earnings.

6. Inventories
The following table provides details of Inventories as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Finished Goods Merchandise	$1,020	$898	$694
Raw Materials and Merchandise Components	66	51	51
Total Inventories	$1,086	$949	$745
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Property and Equipment, at Cost	$3,667	$3,795	$3,755
Accumulated Depreciation and Amortization	(2,803)	(2,838)	(2,756)
Property and Equipment, Net	$864	$957	$999
Depreciation expense was $70 million and $78 million for the second quarter of 2022 and 2021, respectively. Depreciation expense was $140 million and $158 million for year-to-date 2022 and 2021, respectively.
8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Deferred Revenue on Gift Cards	$170	$198	$158
Compensation, Payroll Taxes and Benefits	87	152	145
Rent	63	45	80
Accrued Freight and Other Logistics	41	62	19
Accrued Marketing	37	36	39
Deferred Revenue on Loyalty and Credit Card Programs	28	36	37
Taxes, Other than Income	22	24	37
Deferred Revenue on Direct Shipments not yet Delivered	20	16	15
Returns Reserve	17	23	20
Accrued Interest	6	5	1
Accrued Claims on Self-insured Activities	6	4	15
Other	126	113	138
Total Accrued Expenses and Other	$623	$714	$704

9. Income Taxes
Prior to the Separation, the Company's U.S. operations and certain of its non-U.S. operations were historically included in the income tax returns of the Former Parent or its subsidiaries that may not be part of the Company. For the periods prior to the Separation, the income tax expense (benefit) and all tax liabilities that are presented in these financial statements were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns for the Company on a standalone, separate return basis. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. However, the Company's tax results, as presented in these financial statements for periods prior to the Separation, may not be reflective of the results that the Company expects to generate in the future.
Post-Separation, the Company is filing a consolidated U.S. federal income tax return as well as separate and combined income tax returns in numerous state, local and international jurisdictions. Income tax expense (benefit) for the period prior to the Separation is based on the combined financial statements prepared on a “carve-out” basis. Income tax expense (benefit) for the period after the Separation is based on the consolidated results of the Company on a standalone basis.
The provision for income taxes is based on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events.
For the second quarter of 2022, the Company’s effective tax rate was 19.2% compared to 24.1% in the second quarter of 2021. The second quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined statutory rate. The second quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective quarter.
For year-to-date 2022, the Company’s effective tax rate was 11.1% compared to 23.2% for year-to-date 2021. Both rates were lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective period.
The Company paid income taxes in the amount of $130 million and $13 million for the second quarter of 2022 and 2021, respectively. Year-to-date income taxes paid were $140 million and $15 million for 2022 and 2021, respectively.
On August 2, 2021, in connection with the Separation, the Company and the Former Parent entered into a Tax Matters Agreement. Under the agreement, the Former Parent will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of the Company for any taxable period, or portion of such period, ending on or before the Distribution Date. As such, the net liabilities associated with uncertain tax positions that were presented in the financial statements in prior periods on a carve-out basis were not transferred to the Company as part of the Separation.
10. Long-term Debt and Borrowing Facilities
The following table provides the Company's outstanding debt balance, net of unamortized debt issuance costs and discounts, as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$397 million Term Loan due August 2028 (“Term Loan Facility”)	$388	$390	$—
Total Senior Secured Debt with Subsidiary Guarantee	388	390	—
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	592	592
Total Senior Debt with Subsidiary Guarantee	593	592	592
Long-term Debt due to Former Parent	—	—	97
Total	981	982	689
Current Debt	(4)	(4)	—
Total Long-term Debt, Net of Current Portion	$977	$978	$689
Cash paid for interest was $21 million year-to-date 2022.

Issuance of Notes
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned subsidiaries. As of July 31, 2021, the proceeds were held in escrow for release to the Company upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds of this offering were not satisfied, the 2029 Notes would have been subject to mandatory redemption. The $600 million initial gross proceeds were included in Cash in Escrow related to the Spin-Off on the July 31, 2021 combined balance sheet.
On August 2, 2021, the Company used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated and Combined Balance Sheets.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million (the “Term Loan Facility”), which will mature in August 2028. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made a principal payment of $1 million and $2 million for the Term Loan Facility during the second quarter of 2022 and year-to-date 2022, respectively.
Interest under the Term Loan Facility is calculated by reference to the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility will be subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the asset-based revolving credit facility and on a second-priority lien basis by priority collateral of the asset-based revolving credit facility, subject to customary exceptions.
On August 2, 2021, the Company also entered into a senior secured asset-based revolving credit facility (the “ABL Facility”). The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility is calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%.
For the reporting period ended July 30, 2022, the Company's borrowing base was $585 million and there were no borrowings outstanding under the ABL Facility. The Company had $40 million of outstanding letters of credit as of July 30, 2022 that reduced its availability under the ABL Facility.
On August 2, 2021, the Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the July 30, 2022 and January 29, 2022 Consolidated and Combined Balance Sheets.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of July 30, 2022, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.

Foreign Facilities
Certain of the Company's China subsidiaries previously utilized revolving and term loan bank facilities to support their operations (“Foreign Facilities”). During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Foreign Facilities.
Long-term Debt due to Former Parent
During 2020, the Company borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, the Company no longer has this Long-term Debt due to Former Parent. Prior to the Separation, the Company recognized $2 million of interest expense year-to-date 2021 related to this borrowing.
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
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding publicly traded debt as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Principal Value	$997	$999	$600
Fair Value, Estimated (a)	865	975	603
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
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Income (Loss) Before Reclassifications	(2)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Income	1	1
Balance as of July 30, 2022	$6	$6
As a result of the China joint venture agreement completed in April 2022, the Company reclassified $3 million of accumulated foreign currency translation adjustments related to the joint venture out of accumulated other comprehensive income and into Paid-in Capital in the first quarter of 2022 in order to reflect the amount attributable to the noncontrolling interest partner. For additional information see Note 4, “Restructuring Activities.”

The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2021:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$4	$4
Other Comprehensive Income (Loss) Before Reclassifications	4	4
Tax Effect	—	—
Current-period Other Comprehensive Income	4	4
Balance as of July 31, 2021	$8	$8
13. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates' eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $12 million and $9 million for the second quarter of 2022 and 2021, respectively. Total expense recognized related to the qualified plan was $24 million and $19 million for year-to-date 2022 and 2021, respectively.
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

Occupancy-related Legal Matter
The Company was a tenant of portions of a building known as Two Herald Square, New York, New York (the “Premises”) pursuant to an Agreement of Lease dated August 22, 2001 (the “Lease”) with Herald Square Owner LLC (the “Landlord”). On February 20, 2021, the Company surrendered the Premises to the Landlord. On February 16, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing June 9, 2020 through February 20, 2021, the date on which the Company vacated and surrendered the Premises. By an order dated July 21, 2021, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate of the rents and charges payable under the Lease during the last month of the term of the Lease. On August 6, 2021, judgment was entered against the Company in the amount of $23 million. On September 15, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing February 21, 2021 through September 30, 2021. By an order dated April 22, 2022, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate amount of the rents and charges payable under the Lease during the last month of the term of the Lease. On May 9, 2022, judgment was entered against the Company in the amount of $22 million. The Company has appealed both judgments; the appeals have not yet been decided by the appellate court. As of the end of the second quarter of 2022, we remain fully accrued for both judgments.

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
Victoria’s Secret and PINK merchandise is sold online through e-commerce platforms, through retail stores located in the U.S., Canada and China, and through international stores and websites operated by partners under franchise, license, wholesale and joint venture arrangements. We have a presence in 70 countries and we believe we benefit from global brand awareness, a wide and compelling product assortment and a powerful, deep connection with our customers.
In the second quarter of 2022, our operating income was $98 million as compared to $203 million in the second quarter of 2021, and our operating income rate (expressed as a percentage of net sales) was 6.4% as compared to 12.6% last year. The operating income decrease in the second quarter of 2022 as compared to the second quarter of 2021 was primarily driven by a decrease in net sales and merchandise margin. We experienced slowing customer traffic sequentially throughout the quarter as our customers and the broader retail environment were impacted by increasing inflationary pressures. Net sales decreased $93 million, or 6%, to $1.521 billion compared to $1.614 billion in the second quarter of 2021. Our North American store sales decreased $69 million, to $968 million compared to $1.037 billion in the second quarter of 2021. In our North American stores, although traffic slowed sequentially throughout the quarter and compared to the first quarter of 2022, traffic in the quarter increased as compared to the second quarter of 2021. The increase in traffic in the quarter as compared to last year was more than offset by a decrease in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and a decrease in average unit retail (which we define as the average price per unit purchased). Our direct channel sales decreased by 12%, or $55 million, to $414 million compared to $469 million in the second quarter of 2021, primarily due to a decline in average unit retail and traffic.

In the second quarter of 2022, we announced a new, simplified corporate leadership structure designed to unite our brands, better align our teams with a shifting consumer landscape and enable better execution of our strategy. The restructuring eliminated approximately 160 management roles, or approximately 5% of our home office headcount. As a result of the restructuring, pre-tax severance and related costs of $29 million were recognized in the second quarter.
We are committed to optimizing our performance by focusing on our brand transformation, being best at bras and enhancing the customer experience. We will continue to search for growth vehicles to help us attract new customers and better meet the needs of existing ones, including developing new brands as well as pursuing partnerships with existing brands. Despite the inflationary pressures we continue to face, we are confident in our ability to navigate this shifting consumer landscape and remain committed to delivering long-term sustainable value for our shareholders.
For additional information related to our second quarter of 2022 financial performance, see “Results of Operations.”
Impacts of Victoria's Secret Spin-Off
The spin-off of Victoria’s Secret & Co. into an independent, publicly traded company was completed on August 2, 2021. We believe the spin-off will enable us to maximize management focus and financial flexibility to thrive in an evolving retail environment and deliver long-term profitable growth.
In connection with the Separation, we have incurred, and expect to continue to incur, incremental capital and expense related to the implementation of new information technology platforms. We currently estimate that our total incremental expenditures could be $100 million to $150 million over the transition period, with the majority of costs being incurred by the end of 2023. These estimated costs consist of internal and external labor, software licensing, networking, security and infrastructure required to separate the current information technology capabilities (systems and infrastructure) in support of two independent companies. Such estimates are subject to change as our work continues. We provide technology services to the Former Parent under the transition services agreements while independent systems environments are created, which we believe help to minimize dis-synergies. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this quarterly report and are inherently uncertain and subject to change.
Ongoing Impacts of COVID-19
Even as the COVID-19 pandemic subsides, macroeconomic impacts related to the pandemic, including inflation, supply chain disruptions and labor shortages, are expected to continue. We remain focused on the safe operation of our business, including our stores, distribution, fulfillment and call centers. There remains the potential for COVID-19-related risks of closure or operating restrictions, as well as risks related to delays or disruptions in our supply chain and related pricing impacts, which could materially impact our operations and financial performance in future periods.
Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through July 30, 2022 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.”

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

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2022	2021	2022	2021
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$98	$203	$192	$428
Occupancy-related Legal Matter (a)	—	—	22	—
Restructuring Charge (b)	29	—	29	—
Adjusted Operating Income	$127	$203	$243	$428

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria's Secret & Co.
Reported Net Income Attributable to Victoria's Secret & Co. - GAAP	$70	$151	$151	$325
Occupancy-related Legal Matter (a)	—	—	22	—
Restructuring Charge (b)	29	—	29	—
Tax Effect of Adjusted Items	(7)	—	(13)	—
Adjusted Net Income Attributable to Victoria's Secret & Co.	$92	$151	$189	$325

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$0.83	$1.71	$1.76	$3.68
Occupancy-related Legal Matter (a)	—	—	0.19	—
Restructuring Charge (b)	0.26	—	0.26	—
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$1.09	$1.71	$2.21	$3.68
 ________________
(a)In the first quarter of 2022, we recognized a pre-tax charge of $22 million ($16 million after-tax), included in buying and occupancy expense, related to a legal matter with a landlord regarding a high-profile store that we surrendered to the landlord prior to the Separation. For additional information see Note 14, “Commitments and Contingencies” included in Item 1. Financial Statements.
(b)In the second quarter of 2022, we recognized a pre-tax charge of $29 million ($22 million after-tax), $16 million included in general, administrative and store operating expense and $13 million included in buying and occupancy expense, related to restructuring activities to reorganize our leadership structure. For additional information see Note 4, “Restructuring Activities” included in Item 1. Financial Statements.

Store Data
The following table compares the second quarter of 2022 U.S. company-operated store data to the second quarter of 2021 and year-to-date 2022 to year-to-date 2021:

	Second Quarter			Year-to-Date
	2022	2021	% Change	2022	2021	% Change
Sales per Average Selling Square Foot (a)	$163	$172	(5%)	$321	$325	(1%)
Sales per Average Store (in thousands) (a)	$1,133	$1,183	(4%)	$2,228	$2,245	(1%)
Average Store Size (selling square feet)	6,949	6,888	1%
Total Selling Square Feet (in thousands)	5,580	5,772	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2022:

	Stores at			Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Joint Venture (a)	July 30, 2022
Company-Operated:
U.S.	808	1	(6)	—	803
Canada	26	—	—	—	26
Subtotal Company-Operated	834	1	(6)	—	829

China Joint Venture:
Beauty & Accessories (a)	35	1	(3)	8	41
Full Assortment	30	1	—	—	31
Subtotal China Joint Venture	65	2	(3)	8	72

Partner-Operated:
Beauty & Accessories	335	2	(19)	(8)	310
Full Assortment	128	8	(7)	—	129
Subtotal Partner-Operated	463	10	(26)	(8)	439
Total	1,362	13	(35)	—	1,340
________________
(a)Includes eight partner-operated stores.
The following table represents store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	July 31, 2021
Company-Operated:
U.S.	846	—	(8)	838
Canada	25	1	—	26
China - Beauty & Accessories	36	1	(1)	36
China - Full Assortment	26	—	—	26
Subtotal Company-Operated	933	2	(9)	926

Partner-Operated:
Beauty & Accessories	338	7	(6)	339
Full Assortment	120	3	—	123
Subtotal Partner-Operated	458	10	(6)	462
Total	1,391	12	(15)	1,388

Results of Operations
Second Quarter of 2022 Compared to Second Quarter of 2021
Operating Income
For the second quarter of 2022, operating income decreased $105 million, to $98 million, compared to operating income of $203 million in the second quarter of 2021, and the operating income rate (expressed as a percentage of net sales) decreased to 6.4% from 12.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2022 in comparison to the second quarter of 2021:

	2022	2021	% Change
Second Quarter	(in millions)
Stores – North America	$968	$1,037	(7%)
Direct	414	469	(12%)
International (a)	139	108	28%
Total Net Sales	$1,521	$1,614	(6%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales from the second quarter of 2021 to the second quarter of 2022:

(in millions)
2021 Net Sales	$1,614
Comparable Store Sales	(75)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	4
Direct Channel	(48)
Credit Card Programs	(1)
International Wholesale, Royalty and Other	30
Foreign Currency Translation	(3)
2022 Net Sales	$1,521
The following table compares the second quarter of 2022 comparable sales to the second quarter of 2021:

	2022	2021
Comparable Sales (Stores and Direct) (a)	(8%)	(9%)
Comparable Store Sales (a)	(7%)	16%
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
Net sales in the second quarter of 2022 decreased $93 million, or 6%, to $1.521 billion compared to $1.614 billion in the second quarter of 2021. We experienced slowing customer traffic sequentially throughout the second quarter as our customers and the broader retail environment were impacted by increasing inflationary pressures.

In the stores channel, our North America net sales decreased $69 million, or 7%, to $968 million as compared to the second quarter of 2021. Although traffic slowed sequentially throughout the quarter and compared to the first quarter of 2022 in our stores, traffic in the quarter increased as compared to the second quarter of 2021. The increase in traffic in the quarter as compared to last year was more than offset by a decrease in conversion and a decrease in average unit retail. Net sales in stores outside of North America increased in the second quarter of 2022 compared to the second quarter of 2021 driven by fewer COVID-19-related store restrictions this year.
In the direct channel, net sales decreased $55 million, or 12%, to $414 million, primarily due to a decrease in average unit retail and traffic.
Gross Profit
For the second quarter of 2022, our gross profit decreased $135 million compared to the second quarter of 2021 to $535 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.2% from 41.5%.
The gross profit decrease was due to the decrease in merchandise margin dollars related to the decrease in net sales, increased promotional activity primarily driven by the longer semi-annual sale period this year and incremental supply chain and inflationary cost pressures compared to the second quarter of 2021 of approximately $60 million. The gross profit decrease was also due to pre-tax severance and related costs of $13 million associated with the restructuring activities in the second quarter of 2022. Partially offsetting these decreases was lower buying and occupancy expenses this year compared to last year driven by lower landlord-related expenses this year, an asset write-off last year related to the Separation and lower management compensation expense this year.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate reflecting increased promotional activity and increased supply chain and inflationary cost pressures, as well as the severance and related costs associated with the restructuring activities, partially offset by buying and occupancy leverage driven by the lower landlord-related expenses this year, the asset write-off last year related to the Separation and lower management compensation expense this year.
General, Administrative and Store Operating Expenses
For the second quarter of 2022, our general, administrative and store operating expenses decreased $30 million, or 6%, compared to the second quarter of 2021 to $437 million. The decrease in general, administrative and store operating expenses compared to the second quarter of 2021 was due to lower management compensation expense and lower selling expenses driven by our disciplined and proactive expense management, partially offset by the pre-tax severance and related costs of $16 million associated with the restructuring activities in the second quarter of 2022.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased slightly to 28.8% from 28.9% due to the lower management compensation and selling expenses, partially offset by the severance and related costs associated with the restructuring activities.
Interest Expense
For the second quarter of 2022, our interest expense increased $10 million to $13 million compared to the second quarter of 2021, driven by the increase in our outstanding debt due to the issuance of the 2029 Notes and the Term Loan Facility that we entered into upon the Separation in August 2021.
Provision for Income Taxes
For the second quarter of 2022, the Company's effective tax rate was 19.2% compared to 24.1% in the second quarter of 2021. The second quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined statutory rate. The second quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective quarter.
Results of Operations
Year-to-Date 2022 Compared to Year-to-Date 2021
Operating Income
For year-to-date 2022, operating income decreased $236 million, to $192 million, from $428 million year-to-date 2021, and the operating income rate (expressed as a percentage of net sales) decreased to 6.4% from 13.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2022 in comparison to year-to-date 2021:

	2022	2021	% Change
Year-to-Date	(in millions)
Stores – North America	$1,900	$1,970	(4%)
Direct	834	990	(16%)
International (a)	271	208	30%
Total Net Sales	$3,005	$3,168	(5%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from year-to-date 2021 to year-to-date 2022:

(in millions)
2021 Net Sales	$3,168
Comparable Store Sales	(99)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	16
Direct Channel	(141)
Credit Card Programs	(2)
International Wholesale, Royalty and Other	65
Foreign Currency Translation	(2)
2022 Net Sales	$3,005
The following table compares year-to-date 2022 comparable sales to year-to-date 2021:

	2022	2021
Comparable Sales (Stores and Direct) (a)	(8%)	6%
Comparable Store Sales (a)	(5%)	9%
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
Net sales year-to-date 2022 decreased $163 million, or 5%, to $3.005 billion compared to $3.168 billion year-to-date 2021.
In the stores channel year-to-date 2022, our North America net sales decreased $70 million, or 4%, to $1.900 billion, as compared to year-to-date 2021 as an increase in traffic was more than offset by a decrease in conversion and a decrease in average unit retail. Net sales in stores outside of North America increased year-to-date 2022 compared to year-to-date 2021 driven by fewer COVID-19-related store restrictions this year.
In the direct channel, net sales decreased $156 million, or 16%, to $834 million, primarily due to a decrease in average unit retail and traffic.
Additionally, net sales year-to-date 2022 as compared to year-to-date 2021 were impacted by incremental net sales recognized in the first quarter last year as a result of federal stimulus benefits.
Gross Profit
For year-to-date 2022, our gross profit decreased $285 million to $1.057 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.2% from 42.3%.

The gross profit decrease was primarily due to the decrease in merchandise margin dollars related to the decrease in net sales, incremental supply chain and inflationary cost pressures compared to last year of approximately $140 million and increased promotional activity primarily driven by the longer semi-annual sale period this year. Additionally, the decrease in net sales and merchandise margin was due to incremental net sales and merchandise margin recognized in the first quarter last year as a result of federal stimulus benefits. Partially offsetting these decreases was lower buying and occupancy expenses this year compared to last year driven by lower management compensation expense and an asset write-off last year related to the Separation.
The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate reflecting increased supply chain and inflationary cost pressures and increased promotional activity, partially offset by slight buying and occupancy leverage driven by the lower management compensation expense and the asset write-off last year related to the Separation.
General, Administrative and Store Operating Expenses
For year-to-date 2022, our general, administrative and store operating expenses decreased $49 million, or 5%, to $865 million primarily due to lower management compensation expense and lower selling expenses driven by our disciplined and proactive expense management.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) remained unchanged at 28.8% for both years.
Interest Expense
For year-to-date 2022, our interest expense increased $21 million to $25 million compared to year-to-date 2021, primarily driven by the increase in our outstanding debt due to the issuance of the 2029 Notes and the Term Loan Facility that we entered into upon the Separation in August 2021.
Provision for Income Taxes
For year-to-date 2022, the Company's effective tax rate was 11.1% compared to 23.2% year-to-date 2021. The effective tax rate for both years was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective periods.
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
Prior to the Separation, we generated annual cash flow from operating activities. However, we were operating within the Former Parent's cash management structure, which used a centralized approach to cash management and financing of our operations. As a result, a substantial portion of our cash was transferred to the Former Parent. This arrangement was not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods prior to the Separation.
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
Following the Separation from the Former Parent, our capital structure and sources of liquidity changed from the historical capital structure because we no longer participate in the Former Parent's centralized cash management program. Our ability to fund our operating needs is primarily dependent upon our ability to continue to generate positive cash flow from operations, as well as borrowing capacity under our ABL Facility, which we rely on to supplement cash generated by our operating activities, particularly when our need for working capital peaks in the summer and fall months as discussed above. Management believes that our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to consider investment opportunities that may arise. However, certain investment opportunities may require us to seek additional debt or equity financing, and there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if at all, in the future.

We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund requirements over the next 12 months.
Working Capital and Capitalization
Prior to the Separation, we generated annual cash flow from operating activities to support our working capital needs. However, we were operating within the Former Parent’s cash management structure, which used a centralized approach to cash management and financing of our operations. As a result, a substantial portion of our cash was transferred to the Former Parent. This arrangement was not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented prior to the Separation. Based upon our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, we believe we will be able to continue to meet our working capital needs.
The following table provides a summary of our working capital position and capitalization for the periods post-Separation as of July 30, 2022 and January 29, 2022:

	July 30, 2022	January 29, 2022
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(51)	$851
Capital Expenditures (a)	58	169
Working Capital	107	(7)
Capitalization:
Long-term Debt	977	978
Victoria's Secret & Co. Shareholders' Equity	247	257
Total Capitalization	$1,224	$1,235
Amounts Available Under the ABL Facility (b)	$545	$523
_______________
(a)The July 30, 2022 amounts represent a twenty-six-week period and the January 29, 2022 amounts represent a fifty-two-week period.
(b)For the reporting periods ended July 30, 2022 and January 29, 2022, our borrowing base was $585 million and $564 million, respectively, and there were no borrowings outstanding under the ABL Facility for either period. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $40 million as of July 30, 2022 and $41 million as of January 29, 2022.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2022 and 2021:

	Year-to-Date
	2022	2021
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$490	$335
Net Cash Flows Provided by (Used for) Operating Activities	(51)	389
Net Cash Flows Used for Investing Activities	(83)	(66)
Net Cash Flows Provided by (Used for) Financing Activities	(153)	233
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(2)	2
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(289)	558
Cash and Cash Equivalents and Restricted Cash, End of Period	$201	$893

Operating Activities
Net cash provided by (used for) operating activities reflects net income adjusted for non-cash items, including depreciation, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2022 was $51 million, a decrease in net cash flows from operating activities of $440 million compared to year-to-date 2021. The decrease in net cash from operating activities year-to-date 2022 was primarily driven by higher cash outflows associated with working capital changes and lower net income. The most significant working capital driver resulting in the decrease in operating cash flows this year compared to last year is our increased inventory levels, primarily driven by higher cost of goods due to supply chain cost pressures and longer in-transit shipment times which we began to experience in the third and fourth quarter of 2021, and the associated impact on accounts payable due to the timing of payments for inventory. The other significant working capital driver resulting in the decrease in operating cash flows this year is related to income taxes paid of $140 million year-to-date 2022 as compared to $15 million paid year-to-date 2021. In 2021, the income tax provision assumed the utilization of certain tax benefits that only existed on a “carve-out” basis from the Former Parent.
Investing Activities
Net cash used for investing activities year-to-date 2022 was $83 million, consisting primarily of capital expenditures of $58 million and our $18 million investment in Frankies Bikinis. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.
Net cash used for investing activities for year-to-date 2021 was $66 million for capital expenditures. The capital expenditures were primarily related to spending on technology and logistics to support our digital business and other retail capabilities.
We estimate 2022 capital expenditures of approximately $200 million for the year. Capital investments during 2022 are focused on our store capital program, along with investments in technology, distribution and logistics capabilities.
Financing Activities
Net cash used for financing activities year-to-date 2022 was $153 million, consisting primarily of $169 million of share repurchases and $39 million of payments for taxes on share-based compensation awards issued, partially offset by $55 million of cash received from Regina Miracle in connection with the joint venture agreement completed in the first quarter of 2022.
Net cash provided by financing activities year-to-date 2021 was $233 million consisting primarily of $600 million in proceeds from the issuance of the 2029 Notes, partially offset by net transfers to the Former Parent of $367 million.
Common Stock Share Repurchases & Treasury Stock Retirements
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
In February 2022, upon final settlement of our December 2021 ASR Agreement with Goldman Sachs, we received an additional 0.3 million shares of our common stock from Goldman Sachs. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In February 2022, we immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
In March 2022, our Board of Directors approved a new share repurchase program, providing for the repurchase of up to $250 million of our common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the March 2022 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023.

We repurchased the following shares of our common stock under our March 2022 Share Repurchase Program during year-to-date 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	3,879	$171	$44.06
The March 2022 Share Repurchase Program has $79 million remaining as of July 30, 2022. There were $2 million of share repurchases reflected in Accounts Payable on the July 30, 2022 consolidated balance sheet.
Subsequent to July 30, 2022, we repurchased an additional 0.7 million shares for $27 million through September 7, 2022 under the March 2022 Share Repurchase Program.
In accordance with the Board of Directors' resolution, shares of our common stock repurchased under the March 2022 Share Repurchase Program will be retired and cancelled upon repurchase. As a result, year-to-date 2022 we retired 3.8 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $7 million in Paid-in Capital and $162 million in Retained Earnings.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$397 million Term Loan due August 2028 (“Term Loan Facility”)	$388	$390	$—
Total Senior Secured Debt with Subsidiary Guarantee	388	390	—
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	592	592
Total Senior Debt with Subsidiary Guarantee	593	592	592
Long-term Debt due to Former Parent	—	—	97
Total	981	982	689
Current Debt	(4)	(4)	—
Total Long-term Debt, Net of Current Portion	$977	$978	$689
Cash paid for interest was $21 million year-to-date 2022.
Issuance of Notes
In July 2021, we issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries. As of July 31, 2021, the proceeds were held in escrow for release to us upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds of this offering were not satisfied, the 2029 Notes would have been subject to mandatory redemption. The $600 million initial gross proceeds were included in Cash in Escrow related to the Spin-Off on the July 31, 2021 combined balance sheet.
On August 2, 2021, we used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated and Combined Balance Sheets.

Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made a principal payment of $1 million and $2 million for the Term Loan Facility during the second quarter of 2022 and year-to-date 2022, respectively.
Interest under the Term Loan Facility is calculated by reference to the LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility will be subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the asset-based revolving credit facility and on a second-priority lien basis by priority collateral of the asset-based revolving credit facility, subject to customary exceptions.
On August 2, 2021, we also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility is calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%.
For the reporting period ended July 30, 2022, our borrowing base was $585 million and there were no borrowings outstanding under the ABL Facility. We had $40 million of outstanding letters of credit as of July 30, 2022 that reduced our availability under the ABL Facility.
On August 2, 2021, we used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the July 30, 2022 and January 29, 2022 Consolidated and Combined Balance Sheets.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of July 30, 2022, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Foreign Facilities
Certain of our China subsidiaries previously utilized revolving and term loan bank facilities to support their operations (“Foreign Facilities”). During the second quarter of 2021, with no borrowings outstanding, we terminated the Foreign Facilities.
Long-term Debt due to Former Parent
During 2020, we borrowed $97 million from the Former Parent to pay down outstanding debt with external parties. This borrowing was due in September 2025 and had a variable interest rate based on the China Loan Prime Rate. As a result of the Separation, we no longer have this Long-term Debt due to Former Parent. Prior to the Separation, we recognized $2 million of interest expense year-to-date 2021 related to this borrowing.
Credit Ratings
The following table provides our credit ratings as of July 30, 2022:

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2022 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of July 30, 2022, our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

Our long-term debt as of July 30, 2022 consists of the 2029 Notes, which have a fixed interest rate, and $397 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on either the LIBOR or an alternate base rate. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding publicly traded debt as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Principal Value	$997	$999	$600
Fair Value, Estimated (a)	865	975	603
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of July 30, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of July 30, 2022, our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Program
	(in thousands)		(in thousands)
May 2022	439	$46.28	432	$121,012
June 2022	664	35.22	652	98,125
July 2022	638	30.01	633	79,120
Total	1,741		1,717
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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

3.2*	Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 3, 2021).

10.1**	Amendment No. 1 to L Brands to VS Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated July 20, 2022.

10.2**	Amendment No. 1 to VS to L Brands Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated July 20, 2022.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.
** Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Chief Financial and Administrative Officer *
Date: September 8, 2022
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.