Form 10-Q
period 2022-10-29
Victoria's Secret & Co.
filed 2022-12-02
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of November 25, 2022, the number of outstanding shares of the Registrant’s common stock was 80,827,062 shares.

VICTORIA'S SECRET & CO.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated and Combined Statements of Income for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 29, 2022 and October 30, 2021 (Unaudited)	3

Consolidated and Combined Statements of Comprehensive Income for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 29, 2022 and October 30, 2021 (Unaudited)	3

Consolidated Balance Sheets as of October 29, 2022 (Unaudited), January 29, 2022 and October 30, 2021 (Unaudited)	4

Consolidated and Combined Statements of Equity for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 29, 2022 and October 30, 2021 (Unaudited)	5

Consolidated and Combined Statements of Cash Flows for the Thirty-Nine-Weeks Ended October 29, 2022 and October 30, 2021 (Unaudited)	7

Notes to Consolidated and Combined Financial Statements (Unaudited)	8

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

Part II. Other Information	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signature	38

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2022” and “third quarter of 2021” refer to the thirteen-week periods ended October 29, 2022 and October 30, 2021, respectively. “Year-to-date 2022” and “year-to-date 2021” refer to the thirty-nine-week periods ended October 29, 2022 and October 30, 2021, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Net Sales	$1,318	$1,441	$4,323	$4,609
Costs of Goods Sold, Buying and Occupancy	(861)	(876)	(2,809)	(2,702)
Gross Profit	457	565	1,514	1,907
General, Administrative and Store Operating Expenses	(414)	(457)	(1,280)	(1,371)
Operating Income	43	108	234	536
Interest Expense	(15)	(12)	(41)	(16)
Other Income (Loss)	2	1	(2)	—
Income Before Income Taxes	30	97	191	520
Provision for Income Taxes	8	22	25	120
Net Income	22	75	166	400
Less: Net Loss Attributable to Noncontrolling Interest	(2)	—	(9)	—
Net Income Attributable to Victoria's Secret & Co.	$24	$75	$175	$400
Net Income Per Basic Share Attributable to Victoria's Secret & Co.	$0.30	$0.85	$2.12	$4.53
Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.29	$0.81	$2.07	$4.46

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Net Income	$22	$75	$166	$400
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(9)	(1)	(10)	3
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	—	3	—
Total Other Comprehensive Income (Loss), Net of Tax	(9)	(1)	(7)	3
Total Comprehensive Income	13	74	159	403
Less: Net Loss Attributable to Noncontrolling Interest	(2)	—	(9)	—
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(3)	—	(2)	—
Comprehensive Income Attributable to Victoria's Secret & Co.	$18	$74	$170	$403

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	October 29, 2022	January 29, 2022	October 30, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$126	$490	$331
Accounts Receivable, Net	184	162	145
Inventories	1,242	949	1,019
Other	157	90	114
Total Current Assets	1,709	1,691	1,609
Property and Equipment, Net	855	957	976
Operating Lease Assets	1,228	1,369	1,448
Trade Name	246	246	246
Deferred Income Taxes	20	17	10
Other Assets	84	64	80
Total Assets	$4,142	$4,344	$4,369
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$397	$538	$560
Accrued Expenses and Other	618	714	696
Current Debt	4	4	4
Current Operating Lease Liabilities	305	340	320
Income Taxes	8	102	18
Total Current Liabilities	1,332	1,698	1,598
Deferred Income Taxes	59	58	107
Long-term Debt	1,244	978	978
Long-term Operating Lease Liabilities	1,207	1,314	1,391
Other Long-term Liabilities	48	39	43
Total Liabilities	3,890	4,087	4,117
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 81, 85, and 89 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	187	125	172
Accumulated Other Comprehensive Income	—	5	7
Retained Earnings	47	126	72
Total Victoria's Secret & Co. Shareholders' Equity	235	257	252
Noncontrolling Interest	17	—	—
Total Equity	252	257	252
Total Liabilities and Equity	$4,142	$4,344	$4,369

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Third Quarter 2022

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, July 30, 2022	82	$1	$177	$6	$65	$(2)	$247	$22	$269
Net Income (Loss)	—	—	—	—	24	—	24	(2)	22
Other Comprehensive Loss	—	—	—	(6)	—	—	(6)	(3)	(9)
Total Comprehensive Income (Loss)	—	—	—	(6)	24	—	18	(5)	13
Repurchases of Common Stock	(1)	—	—	—	—	(43)	(43)	—	(43)
Treasury Share Retirements	—	—	(3)	—	(42)	45	—	—	—
Share-based Compensation Expense	—	—	12	—	—	—	12	—	12
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	2	—	—	—	2	—	2
Balance, October 29, 2022	81	$1	$187	$—	$47	$—	$235	$17	$252

Third Quarter 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, July 31, 2021	—	$—	$—	$876	$8	$—	$884	$—	$884
Net Income	—	—	—	3	—	72	75	—	75
Other Comprehensive Loss	—	—	—	—	(1)	—	(1)	—	(1)
Total Comprehensive Income (Loss)	—	—	—	3	(1)	72	74	—	74
Net Transfers to Former Parent	—	—	—	(717)	—	—	(717)	—	(717)
Transfer of Former Parent Investment to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	1	—	1
Share-based Compensation and Other	1	—	10	—	—	—	10	—	10
Balance, October 30, 2021	89	$1	$172	$—	$7	$72	$252	$—	$252

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2022

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	175	—	175	(9)	166
Other Comprehensive Loss	—	—	—	(5)	—	—	(5)	(2)	(7)
Total Comprehensive Income (Loss)	—	—	—	(5)	175	—	170	(11)	159
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(5)	—	50	—	—	(264)	(214)	—	(214)
Treasury Share Retirements	—	—	(10)	—	(254)	264	—	—	—
Share-based Compensation Expense	—	—	38	—	—	—	38	—	38
Tax Payments related to Share-based Awards	(1)	—	(40)	—	—	—	(40)	—	(40)
Other	2	—	7	—	—	—	7	—	7
Balance, October 29, 2022	81	$1	$187	$—	$47	$—	$235	$17	$252

Year-to-Date 2021

	Common Stock			Net Investment by Former Parent	Accumulated Other Comprehensive Income	Retained Earnings	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$891	$—	$891
Net Income	—	—	—	328	—	72	400	—	400
Other Comprehensive Income	—	—	—	—	3	—	3	—	3
Total Comprehensive Income	—	—	—	328	3	72	403	—	403
Net Transfers to Former Parent	—	—	—	(1,053)	—	—	(1,053)	—	(1,053)
Transfer of Former Parent Investment to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	1	—	1
Share-based Compensation and Other	1	—	10	—	—	—	10	—	10
Balance, October 30, 2021	89	$1	$172	$—	$7	$72	$252	$—	$252

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2022	2021
Operating Activities:
Net Income	$166	$400
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	208	233
Share-based Compensation Expense	38	24
Deferred Income Taxes	(3)	58
Changes in Assets and Liabilities:
Accounts Receivable	(23)	(4)
Inventories	(298)	(318)
Accounts Payable, Accrued Expenses and Other	(229)	163
Income Taxes	(131)	29
Other Assets and Liabilities	(7)	(207)
Net Cash Provided by (Used for) Operating Activities	(279)	378
Investing Activities:
Capital Expenditures	(125)	(117)
Investment in Frankies Bikinis, LLC	(18)	—
Other Investing Activities	(7)	—
Net Cash Used for Investing Activities	(150)	(117)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	267	—
Repurchases of Common Stock	(214)	—
Cash Received from Noncontrolling Interest Partner	55	—
Tax Payments related to Share-based Awards	(40)	(3)
Proceeds from Stock Option Exercises	4	3
Payments of Long-term Debt	(3)	—
Proceeds from Issuance of Long-term Debt, net of Issuance Costs and Discounts	—	982
Net Transfers to Former Parent	—	(1,253)
Other Financing Activities	(2)	5
Net Cash Provided by (Used for) Financing Activities	67	(266)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	1
Net Decrease in Cash and Cash Equivalents	(364)	(4)
Cash and Cash Equivalents, Beginning of Period	490	335
Cash and Cash Equivalents, End of Period	$126	$331

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret and PINK brand names. The Company has approximately 900 Victoria’s Secret and PINK stores in the U.S., Canada and China as well as online at www.VictoriasSecret.com and www.PINK.com and other online channels worldwide. Additionally, Victoria’s Secret and PINK have more than 450 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the Victoria’s Secret and PINK merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2022” and “third quarter of 2021” refer to the thirteen-week periods ended October 29, 2022 and October 30, 2021, respectively. “Year-to-date 2022” and “year-to-date 2021” refer to the thirty-nine-week periods ended October 29, 2022 and October 30, 2021, respectively.
Basis of Presentation - Unaudited Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through October 29, 2022 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company.
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
For the periods prior to the Separation, certain of the Former Parent's assets and liabilities that were specifically identifiable or otherwise attributable to the Company were included in the Company's balance sheets. For the periods prior to the Separation, the Former Parent utilized a centralized approach to cash management and financing its operations. The cash and cash equivalents held by the Former Parent at the corporate level were not specifically identifiable to the Company and, therefore, were not reflected in the Company’s balance sheets. Cash transfers between the Former Parent and the Company were accounted for through Net Investment by Former Parent. Cash and cash equivalents that are included in the Company's balance sheets for the periods prior to the Separation represent cash and cash equivalents held by the Company prior to any potential transfer to the centralized cash management pool of the Former Parent.
For the periods prior to the Separation, the Consolidated and Combined Statements of Income include costs for certain functions, including information technology, human resources and store design and construction, that historically were provided and administered on a centralized basis by the Former Parent. Starting in the third quarter of 2020, as part of the steps to prepare the Company to operate as a separate, standalone company, these functions were transitioned to the business and began to be operated and administered as part of Victoria’s Secret & Co. Costs applicable to the Company related to these functions are included in the Consolidated and Combined Statements of Income for all periods presented. Prior to the transition of these functions, these costs were directly charged to the Company by the Former Parent.
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. For year-to-date 2021, corporate expenses of $49 million were allocated and included within General, Administrative and Store Operating Expenses in the Consolidated and Combined Statement of Income.
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
During the periods prior to the Separation that are presented in these Consolidated and Combined Financial Statements, the Company's income tax expense (benefit) and deferred tax balances were included in the Former Parent's income tax returns. Income tax expense (benefit) and deferred tax balances contained in these Consolidated and Combined Financial Statements for periods prior to the Separation are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may or may not be included in the Consolidated and Combined Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated and Combined Financial Statements of the Company may or may not be reflected in the consolidated financial statements and income tax returns of the Former Parent. The taxes recorded in the Consolidated and Combined Statements of Income for periods prior to the Separation are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from the Former Parent's returns.
Interim Financial Statements
The Consolidated and Combined Financial Statements as of and for the periods ended October 29, 2022 and October 30, 2021 are unaudited. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.

In the opinion of management, the accompanying Consolidated and Combined Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and thirty-nine-week periods ended October 29, 2022 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 28, 2023.
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
The carrying values of equity method investments were $52 million as of October 29, 2022, $35 million as of January 29, 2022 and $32 million as of October 30, 2021. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated and Combined Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Loss Attributable to Noncontrolling Interest in the Consolidated and Combined Statements of Income. Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company. For additional information, see Note 4, “Restructuring Activities.”
Net Investment by Former Parent
Net Investment by Former Parent represents the Former Parent's historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from the Former Parent. All transactions reflected in Net Investment by Former Parent have been considered as financing activities for purposes of the Consolidated and Combined Statements of Cash Flows.
For additional information, see Basis of Presentation above and Note 2, “Transactions with Former Parent.”
Derivative Financial Instruments
The Company from time to time uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
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

Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of October 29, 2022, the Company's investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by the Company was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the third quarter of 2022 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
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
Net Transfers from (to) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent prior to the Separation in the third quarter and year-to-date 2021 Consolidated and Combined Statements of Equity:

	Third Quarter	Year-to-Date
	2021	2021

Cash Pooling and General Financing Activities, Net	$259	$(172)
Long-lived Assets (a)	—	16
Corporate Expense Allocations	—	49
Share-based Compensation Expense	—	15
Assumed Income Tax Payments	—	15
Cash Payment to Former Parent	(976)	(976)
Total Net Transfers to Former Parent	$(717)	$(1,053)
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
Under the terms of the transition services agreements, as amended, the Company provides its Former Parent, on a transitional basis, certain services or functions, including information technology, certain logistics functions and customer marketing services. Additionally, the Former Parent provides to the Company various services or functions, many of which currently use a shared technology platform, including human resources, payroll and certain logistics functions. Generally, these services will be provided for a period of up to two years following the Separation, except for information technology services, which will be provided for a period of up to three years following the Separation and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services. Consideration for transition services provided to the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services and as an offset to expenses incurred to provide the services.
The following table summarizes the recognized consideration and costs pursuant to the transition services agreements for the third quarter and year-to-date 2022 and 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Consideration Received	$16	$24	$56	$24
Costs Recognized	17	20	55	20
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
The following table summarizes the recognized costs pursuant to the Domestic Transportation Services Agreement for the third quarter and year-to-date 2022 and 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Costs Recognized	$23	$18	$62	$18
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
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $133 million as of October 29, 2022, $101 million as of January 29, 2022 and $86 million as of October 30, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $229 million as of October 29, 2022, $258 million as of January 29, 2022 and $214 million as of October 30, 2021. The Company recognized $117 million as revenue year-to-date 2022 from amounts recorded as deferred revenue at the beginning of the year. As of October 29, 2022, the Company recorded deferred revenue of $210 million within Accrued Expenses and Other, and $19 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2022 and 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Stores – North America	$813	$920	$2,712	$2,890
Direct	342	406	1,176	1,396
International (a)	163	115	435	323
Total Net Sales	$1,318	$1,441	$4,323	$4,609
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
The Company recognized Net Sales of $29 million and $30 million for the third quarter of 2022 and 2021, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $85 million and $89 million year-to-date 2022 and 2021, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $211 million and $170 million for the third quarter of 2022 and 2021, respectively. The Company’s net sales outside of the U.S. totaled $594 million and $500 million year-to-date 2022 and 2021, respectively.
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
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations will continue to be consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is now reflected in Noncontrolling Interest in the October 29, 2022 Consolidated Balance Sheet and in Net Loss Attributable to Noncontrolling Interest in the 2022 third quarter and year-to-date Consolidated Statements of Income.
Corporate Leadership Restructuring
In July 2022, the Company announced a new, simplified corporate leadership structure designed to unite the Company's brands, better align its teams with a shifting consumer landscape and enable better execution of its strategy. As a result of the restructuring, pre-tax severance and related costs of $29 million, of which $16 million are included in General, Administrative and Store Operating Expenses and $13 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2022 Year-to-Date Consolidated Statement of Income.
During year-to-date 2022, the Company made payments of $12 million related to severance and related costs associated with these reductions. As of October 29, 2022, liabilities related to the restructuring of $17 million are included in the October 29, 2022 Consolidated Balance Sheet.
5. Earnings Per Share and Shareholders' Equity
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.

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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2022 and 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Common Shares	81	88	83	88
Treasury Shares	—	—	—	—
Basic Shares	81	88	83	88
Effect of Dilutive Awards	2	4	2	2
Diluted Shares	83	92	85	90
Anti-dilutive Awards (a)	2	—	1	—
 _______________
(a)Shares underlying certain options, restricted stock units and performance share units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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
The Company repurchased the following shares of its common stock under the March 2022 Share Repurchase Program during year-to-date 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	5,104	$214	$41.91
The Company has $36 million remaining under the March 2022 Share Repurchase Program as of October 29, 2022.
In accordance with the Board of Directors' resolution, shares of the Company's common stock repurchased under the March 2022 Share Repurchase Program will be retired upon repurchase. As a result, year-to-date 2022 the Company retired 5.1 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $10 million in Paid-in Capital and $204 million in Retained Earnings.

6. Inventories
The following table provides details of Inventories as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Finished Goods Merchandise	$1,186	$898	$971
Raw Materials and Merchandise Components	56	51	48
Total Inventories	$1,242	$949	$1,019
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Property and Equipment, at Cost	$3,684	$3,795	$3,782
Accumulated Depreciation and Amortization	(2,829)	(2,838)	(2,806)
Property and Equipment, Net	$855	$957	$976
Depreciation expense was $68 million and $75 million for the third quarter of 2022 and 2021, respectively. Depreciation expense was $208 million and $233 million for year-to-date 2022 and 2021, respectively.
8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Deferred Revenue on Gift Cards	$168	$198	$158
Compensation, Payroll Taxes and Benefits	112	152	124
Rent	62	45	81
Accrued Marketing	38	36	39
Deferred Revenue on Loyalty and Credit Card Programs	30	36	35
Accrued Freight and Other Logistics	23	62	51
Taxes, Other than Income	21	24	27
Returns Reserve	15	23	18
Accrued Interest	13	5	13
Deferred Revenue on Direct Shipments not yet Delivered	12	16	12
Accrued Claims on Self-insured Activities	6	4	2
Other	118	113	136
Total Accrued Expenses and Other	$618	$714	$696

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
Post-Separation, the Company files a consolidated U.S. federal income tax return as well as separate and combined income tax returns in numerous state, local and international jurisdictions. Income tax expense (benefit) for the period prior to the Separation is based on the combined financial statements prepared on a “carve-out” basis. Income tax expense (benefit) for the period after the Separation is based on the consolidated results of the Company on a standalone basis.
The provision for income taxes is based on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events.
For the third quarter of 2022, the Company’s effective tax rate was 25.0% compared to 22.2% in the third quarter of 2021. The third quarter of 2022 rate was consistent with the Company's combined estimated federal and state statutory rate. The third quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the quarter.
For year-to-date 2022, the Company’s effective tax rate was 13.2% compared to 23.0% for year-to-date 2021. Both rates were lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective period.
The Company paid income taxes in the amount of $18 million and $6 million for the third quarter of 2022 and 2021, respectively. Year-to-date income taxes paid were $158 million and $21 million for 2022 and 2021, respectively.
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
10. Long-term Debt and Borrowing Facilities
The following table provides the Company's outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$396 million Term Loan due August 2028 (“Term Loan Facility”)	$388	$390	$390
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	267	—	—
Total Senior Secured Debt with Subsidiary Guarantee	655	390	390
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	592	592
Total Senior Debt with Subsidiary Guarantee	593	592	592
Total	1,248	982	982
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,244	$978	$978
Cash paid for interest was $29 million year-to-date 2022. There was no cash paid for interest year-to-date 2021.
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

On August 2, 2021, the Company used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments of $1 million and $3 million for the Term Loan Facility during the third quarter of 2022 and year-to-date 2022, respectively.
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
On August 2, 2021, the Company also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility is calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of the Company, subject to customary exceptions.
During the third quarter of 2022, the Company borrowed $267 million from the ABL Facility, all of which remains outstanding as of October 29, 2022. The Company had $42 million of outstanding letters of credit as of October 29, 2022 that further reduced its availability under the ABL Facility. As of October 29, 2022, the Company's remaining availability under the ABL Facility was $441 million.
On August 2, 2021, the Company used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of October 29, 2022, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
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
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding publicly traded debt as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Principal Value	$996	$999	$1,000
Fair Value, Estimated (a)	870	975	1,003
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of October 29, 2022 based on the terms of the borrowings from the ABL Facility.
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Income (Loss) Before Reclassifications	(8)	(8)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Loss	(5)	(5)
Balance as of October 29, 2022	$—	$—
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
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2021:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$4	$4
Other Comprehensive Income Before Reclassifications	3	3
Tax Effect	—	—
Current-period Other Comprehensive Income	3	3
Balance as of October 30, 2021	$7	$7

13. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates' eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $9 million and $11 million for the third quarter of 2022 and 2021, respectively. Total expense recognized related to the qualified plan was $32 million and $31 million for year-to-date 2022 and 2021, respectively.
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
Occupancy-related Legal Matter
The Company was a tenant of portions of a building known as Two Herald Square, New York, New York (the “Premises”) pursuant to an Agreement of Lease dated August 22, 2001 (the “Lease”) with Herald Square Owner LLC (the “Landlord”). On February 20, 2021, the Company surrendered the Premises to the Landlord. On February 16, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing June 9, 2020 through February 20, 2021, the date on which the Company vacated and surrendered the Premises. By an order dated July 21, 2021, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate of the rents and charges payable under the Lease during the last month of the term of the Lease. On August 6, 2021, judgment was entered against the Company in the amount of $23 million. On September 15, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing February 21, 2021 through September 30, 2021. By an order dated April 22, 2022, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate amount of the rents and charges payable under the Lease during the last month of the term of the Lease. On May 9, 2022, judgment was entered against the Company in the amount of $22 million. The Company has appealed both judgments; the appeals have not yet been decided by the appellate court. As of the end of the third quarter of 2022, we remain fully accrued for both judgments.

15. Subsequent Events
On November 1, 2022, the Company announced that it had signed a definitive agreement to acquire 100% of AdoreMe, Inc. (“Adore Me”), a digitally-native intimates brand. The structured transaction includes an initial upfront $400 million cash payment (subject to adjustment as provided in the definitive agreement) and post-closing consideration of at least $80 million and up to $300 million, which consists of a fixed payment to be made on or prior to January 15, 2025 and contingent payments based on the achievement of certain strategic objectives and the achievement of certain EBITDA and net revenue goals within the two-year period following closing of the transaction. The transaction is expected to close by the end of calendar January 2023, subject to customary closing conditions and regulatory clearances. The Company plans to finance the transaction at closing with cash on hand.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this report or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
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
•    our ability to realize the potential benefits and synergies sought with the pending acquisition of Adore Me;
•    our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•    political instability, environmental hazards or natural disasters;
•    significant health hazards or pandemics;
•    legal and regulatory matters;
•    delays or disruptions in shipping and transportation and related pricing impacts; and
•    disruption due to labor disputes;
•    our geographic concentration of vendor and distribution facilities in central Ohio and Southeast Asia;
•    the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•    fluctuations in freight, product input and energy costs, including those caused by inflation;
•    our and our third-party service providers’ ability to implement and maintain information technology systems and to protect associated data and system availability;
•    our ability to maintain the security of customer, associate, third-party and company information;
•    stock price volatility;
•    shareholder activism matters;
•    our ability to maintain our credit rating;
•    our ability to comply with regulatory requirements; and
•    legal, tax, trade and other regulatory matters.

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
Victoria’s Secret and PINK merchandise is sold online through e-commerce platforms, through retail stores located in the U.S., Canada and China, and through international stores and websites operated by partners under franchise, license, wholesale and joint venture arrangements. We have a presence in approximately 70 countries and we believe we benefit from global brand awareness, a wide and compelling product assortment and a powerful, deep connection with our customers.
In the third quarter of 2022, our operating income was $43 million compared to $108 million in the third quarter of 2021, and our operating income rate (expressed as a percentage of net sales) was 3.2% compared to 7.5% last year. The operating income decrease in the third quarter of 2022 compared to the third quarter of 2021 was primarily driven by a decrease in net sales and merchandise margin. Net sales decreased $123 million, or 9%, to $1.318 billion compared to $1.441 billion in the third quarter of 2021. Our North American store sales decreased $107 million, to $813 million compared to $920 million in the third quarter of 2021. The increase in average unit retail (which we define as the average price per unit purchased) and customer traffic compared to the third quarter of 2021 was more than offset by lower conversion rates (which we define as the percentage of customers who visit our stores and make a purchase) and units per transaction as our customers and the broader retail environment were impacted by persistent inflationary pressures. Our direct channel sales decreased by 16%, or $64 million, to $342 million compared to $406 million in the third quarter of 2021, as an increase in average unit retail was more than offset by a decrease in conversion, units per transaction and traffic.
We are committed to optimizing our performance by focusing on our brand transformation, being best at bras, enhancing the customer experience and our relentless focus on costs and inventory management. We are confident in our opportunities and remain committed to delivering long-term sustainable value for our shareholders.
For additional information related to our third quarter of 2022 financial performance, see “Results of Operations.”
Information Technology Impacts of the Separation
Subsequent to the completion of the Separation, we have provided technology services and systems to the Former Parent under the transition services agreements while two independent information technology platforms are being created in support of two independent companies. We have incurred, and expect to continue to incur, costs consisting of internal and external labor, software licensing, networking, security and infrastructure required to separate the current information technology capabilities (systems and infrastructure) in support of two independent companies. We currently estimate that our total incremental expenditures could be $100 million to $150 million over the transition period, with the majority of costs being incurred by the end of 2023, which is when the separation of our technology systems is expected to be predominately completed. Such estimates are subject to change as our work continues.

Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through October 29, 2022 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.”
Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria's Secret & Co. and net income per diluted share attributable to Victoria's Secret & Co. on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2022	2021	2022	2021
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$43	$108	$234	$536
Occupancy-related Legal Matter (a)	—	—	22	—
Restructuring Charge (b)	—	—	29	—
Adjusted Operating Income	$43	$108	$285	$536

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria's Secret & Co.
Reported Net Income Attributable to Victoria's Secret & Co. - GAAP	$24	$75	$175	$400
Occupancy-related Legal Matter (a)	—	—	22	—
Restructuring Charge (b)	—	—	29	—
Tax Effect of Adjusted Items	—	—	(13)	—
Adjusted Net Income Attributable to Victoria's Secret & Co.	$24	$75	$213	$400

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$0.29	$0.81	$2.07	$4.46
Occupancy-related Legal Matter (a)	—	—	0.19	—
Restructuring Charge (b)	—	—	0.26	—
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.29	$0.81	$2.52	$4.46
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

Store Data
The following table compares the third quarter of 2022 U.S. company-operated store data to the third quarter of 2021 and year-to-date 2022 to year-to-date 2021:

	Third Quarter			Year-to-Date
	2022	2021	% Change	2022	2021	% Change
Sales per Average Selling Square Foot (a)	$136	$151	(10%)	$456	$476	(4%)
Sales per Average Store (in thousands) (a)	$945	$1,040	(9%)	$3,158	$3,291	(4%)
Average Store Size (selling square feet)	6,919	6,897	0%
Total Selling Square Feet (in thousands)	5,618	5,725	(2%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2022:

	Stores at			Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Joint Venture	October 29, 2022
Company-Operated:
U.S.	808	11	(7)	—	812
Canada	26	—	—	—	26
Subtotal Company-Operated	834	11	(7)	—	838

China Joint Venture:
Beauty & Accessories (a)	35	2	(6)	8	39
Full Assortment	30	2	(1)	—	31
Subtotal China Joint Venture	65	4	(7)	8	70

Partner-Operated:
Beauty & Accessories	335	10	(30)	(8)	307
Full Assortment	128	16	(8)	—	136
Subtotal Partner-Operated	463	26	(38)	(8)	443
Total	1,362	41	(52)	—	1,351
________________
(a)Includes nine partner-operated stores.
The following table represents store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	October 30, 2021
Company-Operated:
U.S.	846	—	(16)	830
Canada	25	1	—	26
China - Beauty & Accessories	36	2	(2)	36
China - Full Assortment	26	1	—	27
Subtotal Company-Operated	933	4	(18)	919

Partner-Operated:
Beauty & Accessories	338	10	(13)	335
Full Assortment	120	4	—	124
Subtotal Partner-Operated	458	14	(13)	459
Total	1,391	18	(31)	1,378

Results of Operations
Third Quarter of 2022 Compared to Third Quarter of 2021
Operating Income
For the third quarter of 2022, operating income decreased $65 million, to $43 million, compared to operating income of $108 million in the third quarter of 2021, and the operating income rate (expressed as a percentage of net sales) decreased to 3.2% from 7.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2022 in comparison to the third quarter of 2021:

	2022	2021	% Change
Third Quarter	(in millions)
Stores – North America	$813	$920	(12%)
Direct	342	406	(16%)
International (a)	163	115	43%
Total Net Sales	$1,318	$1,441	(9%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales from the third quarter of 2021 to the third quarter of 2022:

(in millions)
2021 Net Sales	$1,441
Comparable Store Sales	(86)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(21)
Direct Channels	(56)
Credit Card Programs	(1)
International Wholesale, Royalty and Other	45
Foreign Currency Translation	(4)
2022 Net Sales	$1,318
The following table compares the third quarter of 2022 comparable sales to the third quarter of 2021:

	2022	2021
Comparable Sales (Stores and Direct) (a)	(11%)	0%
Comparable Store Sales (a)	(10%)	7%
_______________
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
Net sales in the third quarter of 2022 decreased $123 million, or 9%, to $1.318 billion compared to $1.441 billion in the third quarter of 2021. Our average unit retail increased in our stores and direct channel and customer traffic increased in our stores as compared to the third quarter of 2021. These increases were more than offset by lower conversion rates and units per transaction as our customers and the broader retail environment were impacted by persistent inflationary pressures.

In the stores channel, our North America net sales decreased $107 million, or 12%, to $813 million compared to the third quarter of 2021. The increase in traffic and average unit retail in the quarter compared to last year was more than offset by a decrease in conversion and units per transaction. Net sales in stores outside of North America increased in the third quarter of 2022 compared to the third quarter of 2021 driven by fewer COVID-19-related store restrictions this year.
In the direct channel, net sales decreased $64 million, or 16%, to $342 million, as an increase in average unit retail was more than offset by a decrease in conversion, units per transaction and traffic.
Gross Profit
For the third quarter of 2022, our gross profit decreased $108 million compared to the third quarter of 2021 to $457 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 34.7% from 39.2%.
The gross profit decrease was due to the decrease in merchandise margin dollars related to the decrease in net sales, increased promotional activity and an increase in inventory shrink expense in our stores. Partially offsetting these decreases were lower buying and occupancy expenses during the third quarter of 2022 compared to the third quarter of 2021 driven primarily by lower depreciation expense due to store closures.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate reflecting increased promotional activity, deleverage in buying and occupancy expenses in the quarter as a result of the decrease in sales compared to the third quarter last year and the increase in inventory shrink expense in our stores during the third quarter of 2022.
General, Administrative and Store Operating Expenses
For the third quarter of 2022, our general, administrative and store operating expenses decreased $43 million, or 9%, compared to the third quarter of 2021 to $414 million. The decrease in general, administrative and store operating expenses compared to the third quarter of 2021 was due to lower store selling expenses driven by improvement in our labor model and our ongoing disciplined expense management initiatives and lower marketing expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased slightly to 31.5% from 31.7% due to the lower selling and marketing expenses.
Interest Expense
For the third quarter of 2022, our interest expense increased $3 million to $15 million compared to the third quarter of 2021, driven by a higher average borrowing rate for our Term Loan Facility and the increase in our outstanding debt due to the borrowings from the ABL Facility during the third quarter of 2022.
Provision for Income Taxes
For the third quarter of 2022, the Company's effective tax rate was 25.0% compared to 22.2% in the third quarter of 2021. The third quarter of 2022 rate was consistent with the Company's combined estimated federal and state statutory rate. The third quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the quarter.
Results of Operations
Year-to-Date 2022 Compared to Year-to-Date 2021
Operating Income
For year-to-date 2022, operating income decreased $302 million, to $234 million, from $536 million year-to-date 2021, and the operating income rate (expressed as a percentage of net sales) decreased to 5.4% from 11.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2022 in comparison to year-to-date 2021:

	2022	2021	% Change
Year-to-Date	(in millions)
Stores – North America	$2,712	$2,890	(6%)
Direct	1,176	1,396	(16%)
International (a)	435	323	35%
Total Net Sales	$4,323	$4,609	(6%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from year-to-date 2021 to year-to-date 2022:

(in millions)
2021 Net Sales	$4,609
Comparable Store Sales	(185)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(6)
Direct Channels	(196)
Credit Card Programs	(4)
International Wholesale, Royalty and Other	111
Foreign Currency Translation	(6)
2022 Net Sales	$4,323
The following table compares year-to-date 2022 comparable sales to year-to-date 2021:

	2022	2021
Comparable Sales (Stores and Direct) (a)	(9%)	3%
Comparable Store Sales (a)	(7%)	8%
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
Net sales year-to-date 2022 decreased $286 million, or 6%, to $4.323 billion compared to $4.609 billion year-to-date 2021.
In the stores channel year-to-date 2022, our North America net sales decreased $178 million, or 6%, to $2.712 billion, compared to year-to-date 2021 as an increase in traffic was more than offset by a decrease in conversion and average unit retail. Net sales in stores outside of North America increased year-to-date 2022 compared to year-to-date 2021 driven by fewer COVID-19-related store restrictions this year.
In the direct channel, net sales decreased $220 million, or 16%, to $1.176 billion, primarily due to a decrease in traffic, average unit retail and conversion.
Additionally, net sales year-to-date 2022 as compared to year-to-date 2021 were impacted by incremental net sales recognized in the first quarter of 2021 as a result of federal stimulus benefits.
Gross Profit
For year-to-date 2022, our gross profit decreased $393 million to $1.514 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.0% from 41.4%.
The gross profit decrease was primarily due to the decrease in merchandise margin dollars related to the decrease in net sales, incremental supply chain and inflationary cost pressures in the first and second quarter of 2022 compared to last year of approximately $140 million and increased promotional activity this year. Additionally, the decrease in net sales and merchandise margin was due to incremental net sales and merchandise margin recognized in the first quarter last year as a result of federal stimulus benefits. Partially offsetting these decreases was lower buying and occupancy expenses this year compared to last year driven by lower landlord-related expenses, lower management compensation expense and lower depreciation expense due to store closures.
The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate reflecting the increased supply chain and inflationary cost pressures and increased promotional activity, partially offset by buying and occupancy leverage driven by the lower landlord-related expenses, lower management compensation expense and lower depreciation expense.

General, Administrative and Store Operating Expenses
For year-to-date 2022, our general, administrative and store operating expenses decreased $91 million, or 7%, to $1.280 billion primarily due to lower store selling expenses driven by improvement in our labor model and our ongoing disciplined expense management initiatives, as well as lower management compensation expense.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased slightly to 29.6% from 29.7% due to the lower selling and management compensation expenses.
Interest Expense
For year-to-date 2022, our interest expense increased $25 million to $41 million compared to year-to-date 2021, primarily driven by the increase in our outstanding debt due to the issuance of the 2029 Notes and the Term Loan Facility that we entered into upon the Separation in August 2021.
Provision for Income Taxes
For year-to-date 2022, the Company's effective tax rate was 13.2% compared to 23.0% year-to-date 2021. The effective tax rate for both years was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective periods.
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
The cash and cash equivalents held by the Former Parent at the corporate level prior to the Separation were not specifically identifiable to us and, therefore, were not reflected in the Consolidated Balance Sheets. The Former Parent's third-party long-term debt and the related interest expense were not allocated to us for any of the periods presented prior to the Separation as we were not the legal obligor of such debt.
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
We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to repay our indebtedness over time. We also plan to finance the Adore Me transaction at closing with cash on hand. We believe that our available short-term and long-term capital resources are sufficient to fund requirements over the next 12 months.

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
The following table provides a summary of our working capital position and capitalization as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(279)	$851	$378
Capital Expenditures (a)	125	169	117
Working Capital	377	(7)	11
Capitalization:
Long-term Debt	1,244	978	978
Victoria's Secret & Co. Shareholders' Equity	235	257	252
Total Capitalization	$1,479	$1,235	$1,230
Amounts Available Under the ABL Facility (b)	$441	$523	$701
_______________
(a)The October 29, 2022 and October 30, 2021 amounts represent thirty-nine-week periods and the January 29, 2022 amounts represent a fifty-two-week period.
(b)For the reporting period ended October 29, 2022, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $267 million and letters of credit of $42 million. For the reporting periods ended January 29, 2022 and October 30, 2021, the availability was limited by our borrowing base of $564 million and $742 million, respectively. We had outstanding letters of credit, which further reduced our availability under the ABL Facility, of $41 million as of both January 29, 2022 and October 30, 2021. There were no borrowings outstanding under the ABL Facility as of January 29, 2022 and October 30, 2021.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2022 and 2021:

	Year-to-Date
	2022	2021
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$490	$335
Net Cash Flows Provided by (Used for) Operating Activities	(279)	378
Net Cash Flows Used for Investing Activities	(150)	(117)
Net Cash Flows Provided by (Used for) Financing Activities	67	(266)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	1
Net Decrease in Cash and Cash Equivalents	(364)	(4)
Cash and Cash Equivalents, End of Period	$126	$331

Operating Activities
Net cash provided by (used for) operating activities reflects net income adjusted for non-cash items, including depreciation, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2022 was $279 million, a decrease in net cash flows from operating activities of $657 million compared to year-to-date 2021. The decrease in net cash from operating activities year-to-date 2022 was primarily driven by higher cash outflows associated with working capital changes and lower net income. The most significant working capital driver resulting in the decrease in operating cash flows this year compared to last year is driven by payments related to the increased inventory levels throughout this year compared to last year. The increased inventory levels this year were primarily driven by modal mix changes and longer in-transit shipment times which we began to experience in the third and fourth quarter of 2021. The other significant working capital driver resulting in the decrease in operating cash flows this year is related to income taxes paid of $158 million year-to-date 2022 as compared to $21 million paid year-to-date 2021. In 2021, the income tax provision assumed the utilization of certain tax benefits that only existed on a “carve-out” basis from the Former Parent.
Investing Activities
Net cash used for investing activities year-to-date 2022 was $150 million, consisting primarily of capital expenditures of $125 million and our $18 million investment in Frankies Bikinis. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.
Net cash used for investing activities for year-to-date 2021 was $117 million for capital expenditures. The capital expenditures were primarily related to our store refresh program, and technology and logistics to support our digital business and other retail capabilities.
We estimate 2022 capital expenditures of approximately $200 million for the year. Capital investments during 2022 are focused on our store capital program, along with investments in technology, distribution and logistics capabilities.
Financing Activities
Net cash provided by financing activities year-to-date 2022 was $67 million, consisting primarily of borrowings of $267 million from the ABL Facility and $55 million of cash received from Regina Miracle in connection with the joint venture agreement completed in the first quarter of 2022. Those proceeds were partially offset by $214 million of share repurchases and $40 million of payments for taxes on share-based compensation awards issued.
Net cash used for financing activities year-to-date 2021 was $266 million, consisting primarily of net transfers to the Former Parent of $1.253 billion, partially offset by $982 million in proceeds from the issuance of long-term debt.
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

We repurchased the following shares of our common stock under the March 2022 Share Repurchase Program during year-to-date 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	5,104	$214	$41.91
We have $36 million remaining under the March 2022 Share Repurchase Program as of October 29, 2022.
In accordance with the Board of Directors' resolution, shares of our common stock repurchased under the March 2022 Share Repurchase Program will be retired upon repurchase. As a result, year-to-date 2022 we retired 5.1 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $10 million in Paid-in Capital and $204 million in Retained Earnings.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$396 million Term Loan due August 2028 (“Term Loan Facility”)	$388	$390	$390
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	267	—	—
Total Senior Secured Debt with Subsidiary Guarantee	655	390	390
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	592	592
Total Senior Debt with Subsidiary Guarantee	593	592	592
Total	1,248	982	982
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,244	$978	$978
Cash paid for interest was $29 million year-to-date 2022. There was no cash paid for interest year-to-date 2021.
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
On August 2, 2021, we used cash proceeds of $592 million, which were net of issuance costs of $8 million, from the 2029 Notes, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments of $1 million and $3 million for the Term Loan Facility during the third quarter of 2022 and year-to-date 2022, respectively.

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
On August 2, 2021, we also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. Interest on the loans under the ABL Facility is calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of ours, subject to customary exceptions.
During the third quarter of 2022, we borrowed $267 million from the ABL Facility, all of which remains outstanding as of October 29, 2022. We had $42 million of outstanding letters of credit as of October 29, 2022 that further reduced our availability under the ABL Facility. As of October 29, 2022, our remaining availability under the ABL Facility was $441 million.
On August 2, 2021, we used the net cash proceeds from the credit facilities of $384 million, which were net of issuance and financing costs of $10 million for the Term Loan Facility and $6 million for the ABL Facility, to partially fund the approximately $976 million cash payment to the Former Parent in connection with the Separation. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of October 29, 2022, we were in compliance with all covenants under our long-term debt and borrowing facilities.
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
The following table provides our credit ratings as of October 29, 2022:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable

Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 29, 2022, as discussed in “Contingent Liabilities and Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 18, 2022, other than the $267 million of borrowings under the ABL Facility. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the third quarter of 2022 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of October 29, 2022, our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

Our long-term debt as of October 29, 2022 consists of the 2029 Notes, which have a fixed interest rate, the $396 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on either the LIBOR or an alternate base rate, and the $267 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on either the LIBOR, CDOR, a Canadian base rate or an alternate base rate. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility and ABL Facility, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding publicly traded debt as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Principal Value	$996	$999	$1,000
Fair Value, Estimated (a)	870	975	1,003
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of October 29, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of October 29, 2022 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of October 29, 2022, our investment portfolio is primarily comprised of bank deposits. Prior to the Separation, cash generated by us was invested by the Former Parent in U.S. government obligations and U.S. Treasury and AAA-rated money market funds. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our pending acquisition of Adore Me remains subject to certain transaction-related and other risks, and we may not realize the potential benefits and synergies sought with the acquisition of Adore Me.
The completion of the acquisition of Adore Me is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, and the satisfaction of other conditions specified in the definitive agreement, some of which are beyond our control. Although we anticipate closing the acquisition by the end of calendar January 2023, there is no assurance that regulatory clearance and the other conditions to the completion of the acquisition will be obtained or take place in a timely manner. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expected to realize them which, in turn, could result in additional transaction costs or cause other negative effects associated with uncertainty about the completion of the acquisition.
Until the completion of the acquisition, Adore Me will continue to operate independently. The success of the acquisition, including anticipated benefits and synergies, will depend in part on our ability to successfully integrate Adore Me’s business following the completion of the acquisition. We believe that there are significant benefits and synergies that may be realized, including as a result of leveraging Adore Me’s expertise and technology to improve our customer shopping experience and accelerate the modernization of the Company’s digital platform. However, we may fail to realize these benefits and synergies for a variety of reasons, including:
•failure to successfully manage relationships with customers, distributors and suppliers;
•failure of Adore Me’s customers to continue as customers of the combined company;
•potential incompatibility or difficulties integrating and harmonizing technologies, including financial reporting systems;
•costs of integrating exceeding original estimates;
•the loss of key employees; and
•failure to combine product offerings and purchase experiences efficiently and effectively.
Further, our integration efforts could disrupt both companies’ existing operations and also divert management attention and resources. If we experience difficulties with the integration process, the anticipated benefits of the acquisition, including anticipated sales and growth opportunities, may not be realized fully, or at all, and may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition and negatively impact the price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Program (c)
	(in thousands)		(in thousands)
August 2022	528	$38.68	516	$59,130
September 2022	712	32.49	709	36,106
October 2022	15	33.36	—	36,106
Total	1,255		1,225
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
(c)The March 2022 Share Repurchase Program authorizes the purchase of up to $250 million of our common stock in open market transactions, subject to market conditions and other factors. The March 2022 Share Repurchase Program will continue until exhausted, but no later than January 28, 2023.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

2.1*	Agreement and Plan of Merger, dated as of November 1, 2022, by and among Victoria’s Secret & Co., Fashion Holding Group, Inc., AdoreMe, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 1, 2022).**

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 3, 2021).

3.2*	Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 3, 2021).

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: December 2, 2022
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.