Form 10-K
period 2023-01-28
Victoria's Secret & Co.
filed 2023-03-17
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-40515
_______________________________________________________________________
VICTORIA'S SECRET & CO.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,013,232,812.
Number of shares outstanding of the registrant’s common stock as of March 10, 2023: 77,746,058.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
Victoria's Secret & Co. (together with its subsidiaries unless the context otherwise requires, “we”, “us”, “our” or the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret, PINK and Adore Me brand names. We have more than 910 stores in the United States (“U.S.”), Canada and China, as well as our own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com and other online channels worldwide. Additionally, we have approximately 450 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving us and our international partners. We operate as a single segment designed to seamlessly serve customers worldwide through stores and online channels.
On November 1, 2022, we announced that we had signed a definitive agreement (the “Merger Agreement”) to acquire 100% of AdoreMe, Inc. (“Adore Me”), a digitally-native intimates brand. On December 30, 2022, the acquisition was completed pursuant to the terms and conditions of the Merger Agreement. For additional information, see Note 2 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Our Brands
Our business operates two category-defining intimates and beauty brands, Victoria's Secret and PINK, that share a common purpose of inspiring and uplifting our customers in every stage of their lives, and Adore Me, a technology-led, digital-first innovative intimates brand serving women of all sizes and budgets at all phases of life. We offer a range of products across intimate apparel, sleepwear, loungewear, swimwear and beauty.
Victoria’s Secret
Victoria’s Secret is a leading lingerie brand, with an established history of over 45 years. The Victoria’s Secret brand celebrates female confidence and inspires women with beautiful products and experiences. Victoria’s Secret offers bras, panties, lingerie, sleepwear, loungewear, sport and swim products across its global retail locations and its online e-commerce channel. Bras and panties represent the two largest categories for Victoria’s Secret. We believe our assortment is differentiated by our focus on fit, comfort and quality.
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
Adore Me
Adore Me is a direct-to-consumer lingerie and apparel brand that is focused on serving women of all sizes and budgets at all phases of life. Founded in 2011 as an online lingerie startup, Adore Me is transforming the way customers shop with a pioneering home try-on commerce service, a series of innovation-driven products and a mission of making sustainable shopping accessible to all. Adore Me is sold online and in Adore Me's six retail stores.
Victoria's Secret & Co. Spin-Off
On July 9, 2021, L Brands, Inc. (“L Brands” or the “Former Parent”) announced that its Board of Directors approved the previously announced separation of the Victoria's Secret business, including PINK, into an independent, publicly traded company (the “Separation”). Prior to the Separation, L Brands operated the Bath & Body Works, Victoria’s Secret and PINK retail brands.

On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange (“NYSE”) market closing, the Separation of the Victoria's Secret business was completed. On August 3, 2021, Victoria's Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol “VSCO.”
The Separation was achieved through the Former Parent’s distribution (the “Distribution”) of 100% of the shares of our common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of our common stock for every three shares of the Former Parent's common stock. In connection with the Separation, we made a cash payment of approximately $976 million to the Former Parent on August 2, 2021 from the issuances of certain debt (discussed in Note 13 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data). The Former Parent retained no ownership interest in us following the Separation.
We entered into several agreements with the Former Parent that, among other things, effect the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, an L Brands to VS Transition Services Agreement, a VS to L Brands Transition Services Agreement, an Employee Matters Agreement and a Domestic Transportation Services Agreement. For additional information, see Note 3 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Joint Venture Partnerships
Victoria's Secret China
In April 2022, we announced the completion of the joint venture agreement with Regina Miracle International (Holdings) Limited (“Regina Miracle”), a company listed on the Hong Kong Stock Exchange, related to our existing Company-owned business in China. We formed a joint venture with Regina Miracle to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, we own 51% of the joint venture and Regina Miracle owns the remaining 49%. Since we have retained control over the joint venture, the joint venture's assets, liabilities and results of operations continue to be consolidated in our consolidated financial statements. For additional information, see Note 6 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Victoria's Secret U.K.
Due to challenging business results for our business in the United Kingdom (“U.K.”), we entered into administration in June 2020 to restructure store lease agreements and reduce operating losses in the U.K. business. In October 2020, we entered into a joint venture with Next PLC (“Next”) for the business in the U.K. and Ireland. Under this agreement, we own 49% of the joint venture, and Next owns 51% and is responsible for operations. We account for our investment in the joint venture under the equity method of accounting. For additional information, see Note 6 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Impacts of Macroeconomic Environment
Our operations and financial performance have been adversely impacted by deterioration in economic conditions in the United States and globally, which were caused in part by the coronavirus pandemic (“COVID-19”). The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, volatility in global capital markets and growing recession risk. Such macroeconomic conditions have and could continue to adversely affect our business, for example, by reducing consumer demand for our products and leading to decreased sales.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2022,” “2021” and “2020” refer to the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.
Historically, Adore Me's fiscal year ended on December 31. As a result of our acquisition of Adore Me on December 30, 2022, Adore Me's financial information is included in our consolidated financial statements. Due to the timing and availability of financial information of Adore Me, we consolidate Adore Me's financial information on an approximate one-month reporting lag.
Real Estate
Company-operated, China Joint Venture and Adore Me Retail Stores
Our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores are located in shopping malls, lifestyle centers and off-mall locations in the U.S., Canada and China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate.

The following table provides the number of our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores in operation as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Company-Operated:
U.S.	812	808
Canada	25	26
Subtotal Company-Operated	837	834

China Joint Venture:
Beauty & Accessories (a)	39	35
Full Assortment	33	30
Subtotal China Joint Venture	72	65

Adore Me	6	—
Total	915	899
_______________
(a)    Includes thirteen partner-operated stores at January 28, 2023.
The following table provides the changes in the number of our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores operated for the past three fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	Reclassed to Joint Venture (b)	End of Year
2022 (c)	899	26	(24)	6	8	915
2021	933	7	(41)	—	—	899
2020	1,181	26	(248)	—	(26)	933
_______________
(a)    Relates to acquisition of Adore Me. For additional information, see Note 2 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)    In 2022, this relates to the China joint venture with Regina Miracle. In 2021, this relates to the U.K. joint venture with Next. For additional information, see Note 6 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)    Includes thirteen partner-operated China joint venture stores at January 28, 2023.
Franchise, License and Wholesale Arrangements
In addition to our Company-operated stores, our products are sold at hundreds of partner locations and on partner websites in approximately 70 countries. We are focused on ensuring our partners have the commitment and capability to provide a quality customer experience and to grow our brands internationally.
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

The following table provides the number of our international stores operated by our partners by store type as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Beauty and Accessories (a)	308	335
Full Assortment	135	128
Total	443	463
_______________
(a)    Does not include the thirteen partner-operated China joint venture stores at January 28, 2023.
Our Competitive Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Two Category-Defining Brands with Global Brand Awareness and Resonance
Our Victoria's Secret and PINK brands have a strong global presence and awareness among consumers, which we believe provides us with a competitive advantage. We also have Adore Me, a technology-led, digital first innovative intimates brand which we believe is transforming the way customers shop with a pioneering home try-on commerce service and a series of innovation-driven products. While our history runs deep as a dominant player in intimates, our brands also provide compelling offerings in fragrance, beauty, apparel, loungewear, sleepwear, athletic attire and swimwear. We believe our actions to evolve our positioning and promote inclusivity and diversity will allow us to attract new customers while also deepening our connection with existing ones. Through social, cultural and business relationships, The VS Collective, a diverse group of women ambassadors, works to create new associate programs, revolutionary product collections, compelling and inspiring content, and rally support for causes vital to women. The Victoria’s Secret Global Fund for Women’s Cancers funds innovative research projects aimed at progressing treatments and cures for women’s cancers and investing in the next generation of women scientists who represent the diverse population they serve. We are focused on fueling our customer’s desire to be herself by empowering her with products that not only offer her comfort and style, but also allow her to celebrate and express her true self.
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
•North American Stores. Our retail footprint in North America spans the U.S. and Canada with 843 stores, representing a combined 5.9 million square feet of selling space as of the end of 2022. Our North American stores channel creates an immersive environment for customers to experience our brands and try new products. Our sales associates and store managers are central in creating an engaging and compelling store experience by providing a high level of customer service.
•International. We have a significant international footprint with 515 international stores and 45 international digital sites as of the end of 2022. We believe we have meaningful opportunity to grow through new beauty and accessories and full assortment stores, new digital sites and new geographies. Our beauty and accessories stores represent smaller footprint stores including stores in airports and other travel retail locations, which enable significant global exposure. Our international stores span the Americas, Europe, Asia, Africa and the Middle East, in addition to the strong digital component of our international business.
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
We remain focused on maximizing our strong relationships with our supplier partners and our sourcing and logistics capabilities to help mitigate any supply chain challenges and cost pressures on our business.
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
Digital
The digital channel accounted for $1.843 billion, or 29%, of our revenues in 2022. The channel includes sales that are derived from our websites and mobile applications.
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
North American Stores
The North American stores channel represents the stores in our North American physical retail locations and accounted for $3.909 billion, or 62%, of our revenues in 2022. We operate 843 physical locations as of the end of 2022, including a range of full assortment stores, Victoria’s Secret Lingerie stores, free-standing PINK stores and free-standing Adore Me stores.
We are investing in our physical stores by refreshing existing stores and utilizing a store of the future concept that includes smaller, more flexible space in off-mall locations with a unique dual-brand layout to meet the needs of our customer and accommodate shifting consumer preferences for omni-channel shopping. We continue to right-size our stores to optimize our physical retail footprint and enable omni-channel sales. Additionally, we are investing in our people through field talent and leadership development to optimize the customer experience.
International
The international channel represents our stores and websites in China as well as royalty and wholesale sales related to the stores and websites operated by our franchise, license, wholesale and joint venture partners. International net sales accounted for $592 million, or 9%, of our revenues in 2022. As of the end of 2022, we have 72 joint venture-operated stores in China as well as 443 partner-operated stores around the world, including locations across the Americas, Europe, Asia, Africa and the Middle East.
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

Additional Information
Merchandise Vendors
During 2022, we purchased merchandise from approximately 210 vendors located throughout the world, the largest of which accounted for approximately 14% of our purchases. We believe there are numerous alternative suppliers for our merchandise and that the loss of any one vendor would not have a material adverse effect on our business.
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
Our product development team works with four key design periods for the year: Spring, Summer, Fall and Holiday, that represent our selling seasons. Certain product lines offer more frequent introductions of new merchandise, and the primary selling seasons, Fall and Holiday, often will see greater quantities of introductions for new merchandise. We strive to tailor our buying strategies to align with customer demand and trends across our core categories with agile and fast lead times.
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
We remain focused on maximizing our strong relationships with our supplier partners and our sourcing and logistics capabilities to help mitigate any supply chain challenges and cost pressures on our business.
Advertising and Customer Support
Our brand marketing and advertising efforts are focused on highlighting our products’ fashion, innovative design and quality while also accentuating our brands’ positioning in the broader market and changing landscape. We have shifted the focus of our global message across platforms towards promoting inclusivity and highlighting our products through an empowering, relatable, fresh brand voice to align with our customers’ values. Our marketing strategies are designed to drive brand awareness and create continued loyalty between our customers and our brands. We also find it important to cater messaging towards different geographic and cultural preferences and customs in order to better connect with our customers. We are committed to evolving our brand projection to serve our consumer and are developing a number of initiatives to continue that evolution through traditional media, entertainment platforms, and community-driven forums. We pursue our marketing strategy across a variety of platforms to reach our omni-channel customers, both in-store and online. We use traditional media outlets such as print, as well as digital media channels including social media, paid search and influencers. We have a dedicated team focused on marketing analytics to help ensure our advertising and promotional investments are providing effective returns.
Our e-commerce channel and store locations also provide customers with an enhanced understanding of our brands through uniform messaging and brand essence across platforms. Each brand has a marketing team focused on ensuring the customer is appropriately reached and engaged. Our in-store sales force is also highly knowledgeable and we have regular in-store training to promote positive customer interactions through helpful and informed store associates.
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
Human Capital Management
We believe the way we view human capital management is a strength, and we are committed to continuing to build a responsible and inclusive business based on uncompromising transparency, fairness, diversity, and integrity, consistent with our Company values.
Diversity, Equity and Inclusion
Diversity, equity and inclusion (“DEI”) are key components of our culture and fundamental in achieving our strategic priorities and goals. At Victoria's Secret & Co., our DEI vision is to celebrate, honor and reflect the diversity of our customers, our associates and the communities we engage.

Our mission is to inspire and empower all by reflecting experiences, expanding access, and recognizing diversity. We pledge to welcome and celebrate every associate, partner and customer from all backgrounds, all abilities and all life stages.
As we strive to create a better future for our organization and our world, we are committed to consciously and continuously learning and growing from our past and present. For us, it is not just about selling products it is about using our scale and platform to champion every voice and drive forward inclusion and equity for every individual.
Our DEI Strategic Framework
We believe that integrating DEI into everything we do is not just the right thing to do but is critical to driving performance and doing well for our associates, customers and communities. We are committed to bringing this to life through strategic actions with measurable goals, focusing on three key pillars: People, Experience and Purpose.

People
More than stores, more than products, Victoria’s Secret & Co. is a community of people with different backgrounds, qualities, abilities, and talents. Embracing and fostering that diversity is what makes us strong. Our DEI People work is focused on:
•Retaining more diverse associates
•Increasing diversity within our workforce
•Enabling the growth and advancement of all our talent

Experience
When our people are at their best, our company is at its best. We are committed to creating a workplace where everyone can bring their whole selves to work and thrive. Our DEI Experience work is focused on:
•Increasing associate engagement on our DEI journey
•Driving inclusive leadership across our organization
•Fostering a happy and healthy culture

Purpose
We do not just sell products, we inspire and uplift. We are passionate about creating products that meet our customers’ diverse needs and telling stories that reflect their journeys while empowering the communities where we live and work. Our DEI Purpose work is focused on:
•Reaching and serving more diverse customers
•Investing in more women-, black, indigenous, and people of color-, LGBTQIA+-, Veteran- and People With Disabilities-owned businesses and suppliers
•Using our platform and resources to empower our communities, advance racial equity and promote social justice

To strengthen our workforce and better reflect and serve our customers, it is critical that we have diverse voices at the table. We are committed to retaining more diverse associates, attracting more diverse talent and empowering the growth and advancement of all our associates.
We recognize we have opportunity to increase our diverse workforce and leadership representation, and will drive progress by:
•Being intentional about promoting and advancing women and people of color;
•Recommending diverse interview slates;
•Tapping into diverse talent pipelines from stores and distribution centers to the home office;
•Offering equitable learning and development opportunities for all, including sending women and people of color to programs dedicated to the development and advancement of diverse leaders;
•Evolving our full life cycle recruiting process to address any barriers to entry;
•Forming new partnerships and relationships with organizations that cultivate a diverse talent pipeline; and
•Holding leaders accountable for supporting the growth of diverse talent.
As of January 28, 2023, we employed approximately 31,000 associates, approximately 17,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season. Approximately 75% of our associates work in our stores, 12% in distribution centers with the remaining balance in home office and call centers.

Learning and Development and Inclusion Resource Groups
We are committed to investing in our associates by providing diverse learning and development opportunities, challenging work experiences and offering Inclusion Resource Groups (“IRGs”). We believe that associates can reach their career goals through multiple roles, career paths and locations around the world. We offer a variety of enrichment experiences for those joining us as interns, new graduates, in mid-career or as a capstone to a career. Examples include:
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
Our IRGs create an opportunity for associates to connect with one another around their shared passion for the important role DEI plays in our organization and for creating an inclusive and equitable workplace for all associates. Our IRGs provide professional development for associates and opportunities to volunteer in our communities, as well as support the needs of the business and help shape the culture of our company. Membership is open to all eligible associates for the following six IRGs:
•Asian Learning, Leadership & Innovation Network (All In): Asian American and/or Pacific Islander associates and their allies and advocates;
•Conexión: Hispanic and Latinx associates and their allies and advocates;
•Evolve: LGBTQIA+ associates and their allies and advocates;
•Mosaic: Black and African American associates and their allies and advocates;
•Women Inclusion Network (WIN): Associates who identify as women and their allies and advocates; and
•ADAPT: Associates who identify as People With Disabilities (and/or their caregivers) and their allies and advocates.
Associate Engagement and Well-Being
Associate engagement and well-being are key components of our culture and fundamental in achieving our strategic priorities and goals.
Culture
We are committed to associate engagement by striving to foster a happy, healthy and inclusive culture where everyone can bring their whole selves to work. At Victoria's Secret & Co., our purpose goes beyond selling product. We strive to provide a community of smart, passionate and dedicated associates whose creativity, innovation and hard work fuel the world’s most recognized lingerie, apparel and beauty brand. We also strive to provide a community in which all associates are treated fairly and respectfully, with equal access to opportunities and resources, allowing associates to contribute fully to our success. As our world evolves, we evolve with it by embracing social change, taking action, and holding ourselves accountable for creating a happy, healthy and safe place to work.
We are focused on retaining, recruiting and advancing talent that reflects the customers we serve and the communities where we live and work. By encouraging a workplace environment where diversity, equity and inclusion are valued, we believe we can serve our customers better, as well as retain highly talented associates, suppliers and vendors of different backgrounds and experiences.
In addition, we maintain an Ethics Hotline where associates may anonymously report potential instances of unethical conduct and potential violations of law or company policies 24 hours a day, 7 days a week. We have a written Code of Conduct that is based on our values and provides a resource where associates can find information that defines behaviors that are acceptable and those that are not. We conduct an annual Code of Conduct compliance process which requires associates to certify that they have read and agree to abide by the Code of Conduct and to complete a separate training course.
Benefits
We are committed to associate well-being by providing quality benefits and offering equitable and competitive wages. We support our associates to be at their best—at work and at home.
Our benefit programs are designed to be comprehensive, cost-effective and competitive to help our associates and their families be well and stay well.

We offer competitive compensation, company-matched savings and contributions to the retirement plan, and flexible and affordable health, wellness and lifestyle benefits to eligible associates. Eligible associates can choose benefits and access resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, 6 weeks paid paternity leave, adoption assistance, tuition reimbursement, free access to life planning and health advocate services and generous merchandise discounts. We also recently extended a worldwide Employee Assistance Program for all associates and anyone in their household to support mental health well-being. In addition, we offer paid time off to eligible part-time associates.
We are committed to equal opportunity and treatment for all associates which includes equal career advancement opportunities and equitable and competitive wages. Our compensation programs are designed to link annual changes in compensation to Victoria's Secret & Co.'s overall performance. At the individual level, we strive to assess performance on both an associate's contributions as well as behaviors displayed to achieve them. The emphasis on Victoria's Secret & Co.'s overall performance is intended to align our associates’ financial interests with the interests of our stockholders. All salaried associates in the home office, distribution and call centers participate in our short-term cash incentive program. We encourage associate stock ownership with the ability to purchase Victoria's Secret & Co. shares at a discount through our associate stock purchase plan.
Ensuring Equal Pay for Equal Work
The heart of our business is our talented workforce. We offer competitive pay and benefits to our more than 30,000 associates around the world and pay all associates equitably regardless of gender, race, ethnicity or background.
We conduct an annual, rigorous and transparent review of 100% of our worldwide workforce that is verified by an independent third party to ensure that all salaries and incentive compensation targets are fair and unbiased. If we find any differences in pay between men and women globally or by race and ethnicity in the United States, we make upward adjustments. Our process reviews gender, race, ethnicity and the intersection of these identities. (Many jurisdictions outside the U.S. limit our ability to collect information on race and ethnicity and also what we can do with that information.)
Because workforces are dynamic and ever-changing, so is the work to ensure pay equity. We believe that pay equity is a journey, not a destination. Victoria's Secret & Co. engages in an ongoing analysis and is committed to continued transparency relative to our metrics on pay equity, and we plan to report to our associates and to the public on an annual basis.
Health and Safety
Health and safety of our associates, customers and vendors are key components of our culture and fundamental in achieving our strategic priorities and goals. We strive to provide safe and clean facilities, comply with all applicable workplace safety laws and have global safety policies and procedures to protect from avoidable injury.
Model Engagement and Photo Shoot Compliance
At Victoria's Secret & Co., our values define who we are and what we stand for, including treating everyone with dignity and respect. To support these values, we have established compliance processes and protocols which apply to all Victoria's Secret & Co. associates and third parties participating in photo shoots, public relations events, fit sessions and other internal meetings where models are present.
Our Global Ethics and Compliance team is responsible for the day-to-day administration and management of the model engagement and photo shoot compliance protocols. Responsibilities include, but are not limited to, executing certain compliance processes related to the Photo Shoot Procedures and Fit Session Protocol, training new and existing associates, and escalating allegations of misconduct for investigation by the appropriate teams. For photo shoots, all external crew is required to certify to the Victoria's Secret & Co. Anti-Harassment and Civility Policy and authorized compliance monitors are assigned to every photo shoot to provide oversight and ensure compliance with the Photo Shoot Procedures.
Executive Officers of Registrant
Our executive officers at the end of 2022 were as follows:
•Martin Waters, 57, has been our Chief Executive Officer (“CEO”) since February 2021. Mr. Waters joined L Brands in 2008 and previously served as the CEO of L Brands International from 2008 to 2021;
•Timothy Johnson, 55, has been our Chief Financial and Administrative Officer since July 2022. Mr. Johnson joined Victoria's Secret & Co. in July 2021 and previously served as Chief Financial Officer from July 2021 to July 2022. Prior to July 2021, Mr. Johnson served as the Chief Financial Officer and Chief Administrative Officer of Big Lots, Inc. from August 2015 to August 2019 and Chief Financial Officer from August 2012 to August 2015;
•Dein Boyle, 63, has been our Chief Operating Officer since 2020. Mr. Boyle joined L Brands in 2008 and previously served as Chief Operating Officer of PINK from 2016 to 2020, Chief Administrative Officer of PINK from 2015 to 2016 and Executive Vice President at PINK from 2012 to 2014;

•Melinda McAfee, 52, has been our Chief Human Resources Officer and Chief Legal Officer since October 2022. Ms. McAfee joined Victoria’s Secret & Co. in May 2021 and previously served as Chief Legal Officer from May 2021 to October 2022. Prior to May 2021, Ms. McAfee served as Senior Vice President, General Counsel and Corporate Secretary of Express, Inc., from December 2018 to April 2021 and Deputy General Counsel and Chief Privacy Officer of Abercrombie & Fitch Co. from November 2016 to October 2018;
•Christine Rupp, 54, has been our Chief Customer Officer since September 2022. Prior to joining Victoria's Secret & Co., Ms. Rupp served as the Chief Customer Officer of Albertsons Companies, Inc. from December 2019 to July 2022 and General Manager of Microsoft Corporation from February 2016 to November 2019;
•Greg Unis, 52, has been our Chief Growth Officer since July 2022. Mr. Unis joined L Brands in 2016 and previously served as CEO of Victoria's Secret Beauty from 2016 to July 2022. Prior to 2016, Mr. Unis served as Executive Vice President and Global Head of Men's and Licensing Merchandise for Coach from 2010 to 2016; and
•Amy Hauk, 56, has been our Brand CEO since July 2022. Ms. Hauk joined L Brands in 2008 and previously served as CEO of PINK from 2018 to July 2022 and Chief Merchant and Executive Vice President of Merchandising for Bath & Body Works from 2008 to 2018. On January 3, 2023, we announced that Amy Hauk will resign as Brand CEO, effective March 31, 2023. Following Ms. Hauk's departure, Martin Waters will continue to serve as CEO and will also assume the responsibilities of Brand CEO.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on the Investors section of our website, www.victoriassecretandco.com.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Victoria's Secret & Co.
Investor Relations Department
Four Limited Parkway East
Reynoldsburg, Ohio 43068

ITEM 1A. RISK FACTORS.
SUMMARY RISK FACTORS
We are subject to a number of risks, including, risks related to our business operations, risks related to our indebtedness, risks related to owning our common stock and risks related to the Separation and related transactions. The following list of risk factors is not exhaustive. Please read “Risk Factors” carefully for a more thorough description of these and other risks.
Risks Relating to Our Business
•Adverse economic conditions have had and may continue to have an adverse effect on our business, results of operations and financial condition;
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
•Our ability to grow depends in part on new store openings and existing store remodels and right-sizing;
•Our international operations and our plans for international expansion include risks that could impact our results and reputation;
•Our licensees, franchisees, wholesalers, and joint venture partners could take actions that could harm our business or the image of our brands;
•Our direct channel business includes risks that could have an adverse effect on our results;
•We may not realize the potential benefits and synergies sought with the acquisition of Adore Me;
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
•Climate change and other sustainability-related matters, and related legal, regulatory and market responses to climate change, may adversely impact our business;
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
Risks Relating to Our Common Stock
•The price of our common stock has fluctuated significantly and may continue to fluctuate significantly;
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
•Our historical combined pro forma financial information for periods prior to the Separation is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results;
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
RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to our business and the industry in which we operate, to our outstanding indebtedness, or to the securities markets generally and ownership of our common stock, while others related principally to the Separation. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, as well as additional risks not presently known to us or that we currently deem immaterial.

Risks Relating to Our Business
Adverse economic conditions have had and may continue to have an adverse effect on our business, results of operations and financial condition.
Deterioration in economic conditions in the United States and globally has had and may continue to have an adverse effect on our business, results of operations, and financial condition. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. An economic downturn or a recession or increased uncertainty may also lead to increased credit risk, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments and adverse impacts on our suppliers and the financial institutions with whom we transact.
Our sales are impacted by discretionary spending by consumers, which may be adversely impacted by unfavorable local, regional, national or global economic conditions. Declines in consumer spending have in the past and in the future may result in reduced demand for our products, increased inventories, lower revenues, higher promotional activity, and lower gross margins. Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins, and profitability. In addition, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.
Our financial performance could be adversely impacted by heightened rates of inflation, which are subject to market conditions. Inflationary pressures on the products we sell could impact our revenues and profitability, especially if we are unable to adjust our retail prices to reflect changes in our costs. During fiscal year 2022, we experienced levels of inflation that were higher than we have experienced in recent years, which impacted consumer confidence and spending patterns. We are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.
Our net sales, profit results and cash flows are sensitive to, and may be affected by, general economic conditions, consumer confidence, spending patterns, significant health hazards or pandemics, weather or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. The ongoing Russian invasion of Ukraine and the financial and economic sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response thereto has created, and may continue to create, market disruption and volatility and instability in the geopolitical environment. These events and similar events in the future could have a material adverse effect on our customers, our international partners and our third-party suppliers, and may negatively impact our international digital sales and international stores.
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
The outbreak and spread of the COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions. Our business operations and financial performance have been materially impacted by the COVID-19 pandemic, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending, supply chain disruption and delays, increased cost of transportation, raw materials, and labor, and other challenges. Even as the COVID-19 pandemic subsides, macroeconomic impacts related to the pandemic, including inflation, supply chain disruptions and labor shortages, may continue. We continue to focus on protecting the health and safety of our customers, employees, contractors, suppliers, and other business partners.
Although our operations have generally stabilized since the onset of the COVID-19 pandemic, considerable uncertainty remains. The degree to which COVID-19 continues to impact our business will depend on future developments that are highly uncertain and cannot be predicted, many of which are outside our control. In the event there is a widespread regional, national or global health epidemic or pandemic, including future outbreaks of COVID-19 variants, our business could be severely impacted.

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
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our Annual Reports on Form 10-K, and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls. This process involves considerable time, attention, operating expenses and outside auditor fees, and may strain our internal resources, including accounting systems and resources. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, or suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
We believe one of our key competitive advantages is providing a positive, engaging and satisfying experience for each customer, which requires us to have highly trained and engaged associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including store personnel and talented merchants. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
Most of our stores are located in retail shopping areas, including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from digital and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located, and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.

Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. The market for prime retail real estate is competitive. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations require significant upfront capital investment and have material lease commitments. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. A dispute regarding our leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome. Additionally, we are dependent upon the suitability of the lease spaces that we currently use.
These risks could have a material adverse effect on our ability to grow and our results of operations, financial condition and cash flows.
Our ability to grow depends in part on new store openings and existing store remodels and right-sizing.
Our continued growth and success will depend in part on our ability to open and operate new stores and right-size and remodel existing stores on a timely and profitable basis. Accomplishing our new store opening goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new stores at acceptable costs, the availability and cost of materials and contractors, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our new store opening and existing store rightsizing and remodeling goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, right-sized, remodeled and existing stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue to operate internationally and further expand into international markets through partner and/or joint venture arrangements. The risks associated with international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts or increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We have global representation through independently owned stores operated by our partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have limited control as to whether our partners comply with federal and local law. The image of our brands and our reputation may suffer materially, and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.

Our direct channel business includes risks that could have an adverse effect on our results.
Our digital operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; our ability to keep up with drastic shifts in customer demand, such as we saw with the COVID-19 pandemic; and the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results. The satisfaction of our online customers depends on their timely receipt of merchandise. If we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory. Supply chain, including inflationary pressures, or product transportation challenges have caused and could continue to cause us to incur higher costs and longer lead times associated with distributing our products to our customers.
Any of these issues could cause customer dissatisfaction and have a material adverse effect on our operations, financial condition and cash flows.
We may not realize the potential benefits and synergies sought with the acquisition of Adore Me.
During 2022, we acquired Adore Me as part of our strategic growth plan. The success of the acquisition, including anticipated benefits and synergies, will depend in part on our ability to successfully leverage Adore Me's expertise and technology and to integrate the Adore Me business. We believe that there are significant benefits and synergies that may be realized, including as a result of leveraging Adore Me’s expertise and technology to improve the Victoria's Secret and PINK customer shopping experience and accelerate the modernization of our current digital platform. However, we may fail to realize these benefits and synergies for a variety of reasons, including:
•failure to successfully manage relationships with customers, distributors and suppliers;
•failure of Adore Me’s customers to continue as customers of the combined company;
•potential incompatibility or difficulties integrating and harmonizing technologies to effectively leverage Adore Me's technology to improve the Victoria's Secret and PINK customer experience and to modernize our current digital platform;
•integration may be more costly, time-consuming or less effective than anticipated;
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
In addition, we may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks, including unanticipated liabilities or contingencies, and the benefits sought may not be realized. The acquisition of Adore Me or other strategic investments or acquisitions may not create value and may harm our brands and adversely affect our business, financial condition and results of operations.
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
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy, especially with respect to new brands and innovative new products. We have obtained or applied for federal registration of our trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. However, there can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third party copies our products, our stores, or our websites in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on the image of our brands and our reputation as well as our results of operations, financial condition and cash flows.
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
Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, salable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories, and a decline in consumer demand in these product categories could negatively affect our results of operations, financial condition and cash flows. We may choose to launch new product categories or brands, and our ability to successfully introduce new merchandise, product lines, and brands will impact our results of operations and the image of our brands. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales may decrease, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on the image of our brands and our reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in international markets and in our domestic market. We distribute merchandise and other materials globally to our partners, stores and customers in international locations. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.
We also face a variety of other risks generally associated with doing business on a global basis. For example:
•political instability, wars, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
•imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;
•evolving, new or complex legal and regulatory matters;
•volatility in currency exchange rates and rising interest rates;
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
In addition, quality problems could result in product liability litigation or a widespread product recall that may negatively impact our sales and profitability depending on product availability, competitor reaction and consumer attitudes. Even if the product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and the image of our brands.
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
Climate change and other sustainability-related matters, and related legal, regulatory and market responses to climate change, may adversely impact our business.
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
In many countries, governmental bodies are considering or enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation and raw materials costs, capital expenditures, insurance premiums and deductibles, and compliance-related costs, which could adversely impact our results of operation. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate. Any failure on our part to comply with climate change-related regulations could lead to adverse consumer actions and investment decisions by investors, as well as expose us to government enforcement and private litigation.
Execution of sustainability-related strategies and achievement of sustainability-related goals is subject to risks and uncertainties, many of which are outside our control. If we announce sustainability-related goals and targets, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to such matters or to comply with new or additional legal or regulatory requirements regarding climate change and other sustainability-related matters could result in adverse publicity and adversely affect our business and reputation.

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
We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have an adverse effect on the price of our common stock.
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
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act, the SEC and the NYSE, among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, vendors, licensees, franchisees, joint venture partners, and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, the market price of our common stock, and our results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations. Also, changes in such laws could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to oversee regulatory changes impacting our business, and our responses to changes in the law could be costly and may negatively impact our operations. In addition, future acquisitions of foreign companies or new foreign ventures and any joint ventures with foreign companies could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities related to the FCPA.

We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time may include commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and results of operations. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot assess the likelihood that we will receive such claims or the outcome of any such claims, but if outcomes are negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees, and stockholders, that could have a material adverse effect on our reputation, the market price of our common stock, and our results of operations, financial condition and cash flows.
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
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries, including as a result of any executive action taken or legislative priorities set by the current Biden administration. For example, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases after December 31, 2022 that exceed $1 million in a taxable year, which may impact the tax efficiency of our share repurchase program. We also continue to monitor the geopolitical tensions between the U.S. and China as both countries have imposed tariffs on the importation of certain product categories into the respective country, with limited progress in negotiations to reduce or remove the tariffs. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.
Risks Relating to Our Indebtedness
We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition or cash flows.
In connection with the Separation, we entered into a $400 million term loan facility and $750 million senior secured asset-based revolving credit facility and issued $600 million of senior notes, the proceeds of which we used to make the approximately $976 million cash payment to our Former Parent and to pay related fees and expenses. The debt agreements contain certain affirmative and negative covenants, including maintenance of a consolidated coverage ratio, a consolidated total leverage ratio, a fixed charge coverage ratio, and a debt to earnings before interest, income taxes, depreciation, amortization and rent ratio. If we fail to comply with any covenants, the lenders may terminate their obligation to make advances to us and declare any outstanding obligations immediately due and payable. This debt obligation could restrict our future business strategies and could adversely impact our results of operations, financial condition and cash flows. This level of debt could have significant consequences on our future operations, including:
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
Risks Relating to Our Common Stock
The price of our common stock has fluctuated significantly and may continue to fluctuate significantly.
The market price of our common stock has fluctuated significantly since the Separation, and may continue to fluctuate significantly due to a number of factors, many of which are beyond our control, including:
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our directors or officers or other employees or agents to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) any action asserting a claim against us or any of our directors or officers or other employees or agents arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. These exclusive forum provisions will apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions, however, will not apply to actions asserting only federal law claims under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, regardless of whether the state courts in the State of Delaware have jurisdiction over those claims. The forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, result in increased costs for investors to bring a claim and affect the market price of our common stock.
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
Our historical combined pro forma financial information for periods prior to the Separation is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
Our historical combined financial information for periods prior to the Separation included in this Annual Report on Form 10-K was derived from our Former Parent’s consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented.
Our Former Parent continues to perform functions for us, and we continue to perform functions for our Former Parent, on a transitional basis, and as a result we may experience operational disruptions and incur significant costs to perform these functions ourselves following the transition period or be subject to claims and liability.
Prior to the Separation, our Former Parent performed many important corporate functions for us, including information technology, shared services, insurance, logistics, human resources, finance and internal audit. In connection with the Separation, we entered into certain arrangements with our Former Parent pursuant to which we and our Former Parent continue to provide to each other, on an ongoing basis, certain functions and services that the companies have historically shared. Our Former Parent may not successfully execute its obligations to us under these arrangements, and any interruption in the functions or services that are provided to us by our Former Parent pursuant to these arrangements could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our Former Parent may also allege that we have failed to perform our obligations to it under these arrangements, which may subject us to claims and liability. In addition, performing our obligations to our Former Parent under these arrangements may also require significant time and resources, and may divert management’s attention from the operation of our business.
In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical combined financial statements that were incurred as a business segment of our Former Parent. We expect to continue to incur costs to establish the necessary infrastructure and create the systems and services to replace certain of the systems and services that our Former Parent historically provided to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, and we may incur additional costs in connection with, or following, the implementation of these systems and services. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, results of operations, financial condition and cash flows.

Furthermore, we may experience certain operational disruptions in connection with the Separation as we transition to operating as an independent public company, including information technology disruptions as certain data, software, information technology hardware and other information technology assets and systems are transitioned or re-allocated between us and our Former Parent, or as we implement new systems or upgrades in connection with such transition. In addition, the efforts related to the separation of the information technology environment require significant resources that could impact our ability to keep pace with ongoing advancement of the information technology needs of the business. Our ability to effectively manage and operate our business depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have a material adverse effect on our business and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 28, 2023:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Distribution, shipping and corporate offices	2,945,000
New York	Office, sourcing and product development/design	235,000
Mexico	Distribution and shipping	185,000
New Jersey	Distribution and shipping	126,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	55,000
Various other locations	Office and sourcing	211,000
United States
Within the U.S., our business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York, New Jersey and Kettering, Ohio.
Our distribution and shipping facilities in the U.S. consist of three buildings located in the Columbus, Ohio, area and one leased building located in New Jersey. These buildings, including attached office space, comprise approximately 3.1 million square feet. The lease on the New Jersey facility expires in 2023.
As of January 28, 2023, we operated 818 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2023 and 2036.
Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 9 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
International
Mexico
We lease an international distribution and shipping facility located in Mexico. This facility comprises approximately 0.2 million square feet. The lease for this facility expires in 2026.
China
We lease offices in Shanghai, Shenzhen and Hong Kong within China. As of January 28, 2023, we operated 59 retail stores in leased facilities in China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2023 and 2032.
Canada
As of January 28, 2023, we operated 25 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2023 and 2030.
United Kingdom / Ireland
As a result of our joint venture with Next, we no longer operate any stores in the U.K. or Ireland. However, as of January 28, 2023, we continue to lease a store in the U.K., with a lease expiration in 2025, and a store in Ireland, with a lease expiration in 2037, which are sublet to and operated by the joint venture.

Other International
As of January 28, 2023, we also have global representation through stores operated by our partners:
•321 beauty and accessories stores in 64 countries; and
•135 full assortment stores in 35 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NYSE under the stock symbol “VSCO.” We began to trade as a standalone public company on August 3, 2021. There was no public trading market for our common stock before August 3, 2021. As of January 28, 2023, there were approximately 25,000 stockholders of record of our common stock. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate our stockholder base to be approximately 141,000.
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
The following graph shows the changes, for the period from August 3, 2021 (the first day we began trading on the NYSE) to January 28, 2023, in the value of $100 invested in our common stock, the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and the S&P 500 Retail Composite Index.
COMPARISON OF 18-MONTH CUMULATIVE TOTAL RETURN (a)
AMONG VICTORIA'S SECRET & CO., THE S&P 500 INDEX AND THE S&P 500 RETAIL COMPOSITE INDEX

Comparison of 18-Month Cumulative Total Return
DOLLARS
110
100
90
80
70
60
8/03/21
1/29/22
1/28/23
Victoria's Secret & Co.
S&P 500 Index
S&P 500 Retailing Index

_______________
(a)This table represents $100 invested in stock or in index at the closing price on August 3, 2021, including reinvestment of dividends.

The following table provides our repurchases of our common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2022	15	$38.96	—	$36,106
December 2022	476	43.80	469	15,526
January 2023	431	37.91	412	250,000
Total	922		881
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
(c)The share repurchase program announced in March 2022 (the “March 2022 Share Repurchase Program”) authorized the purchase of up to $250 million of our common stock in open market transactions, subject to market conditions and other factors. The March 2022 Share Repurchase Program was completed in fiscal year 2022. The share repurchase program announced in January 2023 (the “January 2023 Share Repurchase Program”) authorizes the purchase of up to $250 million of our common stock in open market transactions, subject to market conditions and other factors. The January 2023 Share Repurchase Program will continue until exhausted, but no later than the end of fiscal year 2023. No purchases were made under the January 2023 Share Repurchase Program in fiscal year 2022. For additional share repurchase program information, see Note 18 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
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
•our ability to realize the potential benefits and synergies sought with the acquisition of Adore Me;
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•political instability, environmental hazards or natural disasters;
•significant health hazards or pandemics;
•legal and regulatory matters;
•delays or disruptions in shipping and transportation and related pricing impacts; and
•disruption due to labor disputes;
•our geographic concentration of vendor and distribution facilities in central Ohio and Southeast Asia;
•the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•fluctuations in freight, product input and energy costs, including those caused by inflation;
•our and our third-party service providers’ ability to implement and maintain information technology systems and to protect associated data and system availability;
•our ability to maintain the security of customer, associate, third-party and company information;
•stock price volatility;
•shareholder activism matters;
•our ability to maintain our credit rating;
•our ability to comply with regulatory requirements; and
•legal, tax, trade and other regulatory matters.
Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K to reflect circumstances existing after the date of this report or to reflect the occurrence of future events, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Accounting Standards Codification (“ASC”). The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
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

Executive Overview
Victoria’s Secret & Co. is an iconic global brand of women’s intimate and other apparel, personal care and beauty products. We sell our products through three brands, Victoria’s Secret, PINK and Adore Me. Victoria’s Secret is a category-defining global lingerie brand with a leading market position and a rich, over 45-year history of serving women across the globe. PINK is a lifestyle brand for the collegiate-oriented customer, built around a strong intimates core. We also sell beauty products under both the Victoria’s Secret and PINK brands. Adore Me is a technology-led, digital first innovative intimates brand serving women of all sizes and budgets at all phases of life. Together, Victoria’s Secret, PINK, Victoria’s Secret Beauty and Adore Me support, inspire and celebrate women through every phase of their life.
Victoria’s Secret, PINK and Adore Me merchandise is sold online through e-commerce platforms, through retail stores located in the U.S., Canada and China, and through international stores and websites operated by partners under franchise, license, wholesale and joint venture arrangements. We have a presence in approximately 70 countries and we believe we benefit from global brand awareness, a wide and compelling product assortment and a powerful, deep connection with our customers.
We are committed to optimizing our performance by focusing on what is within our control, and we are confident in our strategic growth plan and remain committed to delivering long-term sustainable value for our stockholders.
Impacts of Macroeconomic Environment
Our operations and financial performance have been adversely impacted by deterioration in economic conditions in the United States and globally, which were caused in part by the COVID-19 pandemic. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, volatility in global capital markets and growing recession risk. Such macroeconomic conditions have and could continue to adversely affect our business, for example, by reducing consumer demand for our products and leading to decreased sales.
Information Technology Impacts of the Separation
Subsequent to the completion of the Separation, we have provided technology services and systems to our Former Parent under the transition services agreements while two independent information technology platforms are being created in support of two independent companies. We have incurred, and expect to continue to incur, costs consisting of internal and external labor, software licensing, networking, security and infrastructure required to separate the current information technology capabilities (systems and infrastructure) in support of two independent companies. We currently estimate that our total incremental expenditures will be at the lower end of our previous estimate of $100 million to $150 million over the transition period, with the majority of costs being incurred by the end of 2023, which is when the separation of our technology systems is expected to be predominately completed. Such estimates are subject to change as our work continues.
Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income (loss) include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through January 28, 2023 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.”
Growth Strategies
Our goal is to be the world's leading fashion retailer of intimate apparel. Our strategic growth plan is guided by our three key pillars: 1) strengthening our core; 2) igniting growth; and 3) transforming the foundation of our company. We are evolving the positioning of Victoria's Secret and PINK to drive profitable growth and are focused on strengthening the core of our business by leading with a customer-first approach and rewarding customer loyalty, advancing technology to improve and expand the customer experience, delivering best-in-class products across all categories and focusing on being “best at bras”. We will focus on igniting growth through maintaining an innovative product pipeline, evolving our store fleet of the future, and through channel expansion and international growth within existing and new markets. We continue to take actions to transform the foundation of our company by making foundational changes to modernize and make our operating model more efficient to help us deliver long-term sustainable value for our shareholders.
We have a multi-year goal to increase sales and operating income by focusing on these key business priorities:
•Invest in our brands, business and new opportunities to drive growth;
•Continue optimizing the customer experience through elevated and profitable company-operated stores;
•Drive penetration and growth in our digital channel and provide an enhanced omni-channel experience; and

•Expand our international business.
The following is a discussion regarding certain of our key business priorities.
Invest in our Brands, Business and New Opportunities to Drive Growth
We continue to make significant investments in our iconic brands, our physical and digital business channels, our customer experience and our organizational capabilities in order to support the continued growth of our business. We believe our success is significantly enabled by frequent and innovative product launches, which include bra launches and new beauty fragrances. We are making targeted investments in technology related to our strategic initiatives to drive growth, including our new Victoria's Secret and PINK customer loyalty program, and to maintain our high digital penetration and to expand the omni-channel offering for our customers. We are also working to increase our distribution capacity and efficiency in order to make decisions close to market, deliver orders to customers more quickly and provide the best and widest assortment across product categories and sizes across all channels. Our management team is committed to a diverse and inclusive corporate culture and we have a world class team to support the execution of our growth strategies. Additionally, we will continue to search for new growth opportunities, including new brands we may develop as well as partnerships with existing brands that help us attract new customers and better meet the needs of existing ones.
Continue Optimizing the Customer Experience through Elevated and Profitable Company-Operated Stores
We believe we can further optimize our existing base of stores within North America to continue to deliver an elevated retail experience and to meet our customers’ evolving channel preferences. We believe our stores channel is important to engaging with existing and new customers and, accordingly, see it as a key part of our strategy and focus to provide flexibility and convenience to our customers through omni-channel capabilities. We are investing in our stores through refreshing existing stores and expanding our store of the future concept that will include smaller, more flexible space in off-mall locations with a unique dual-brand layout to meet the needs of our customer and accommodate shifting consumer preferences for omni-channel shopping. We also continue to focus on appropriate space allocation within the store and right-sizing the overall size of the North American stores, which we believe will lead to sales transference to other stores and our digital channel. In addition to our initiatives related to our physical stores, we plan to continue to invest in store talent and labor optimization. These initiatives are designed to increase productivity in our stores measured through improved sales per selling square foot, as well as overall store profitability.
Drive Penetration and Growth in our Digital Channel and Provide an Enhanced Omni-Channel Experience
Investing in our digital channel continues to be a key priority and we believe that our global brands and our scaled retail footprint in North America is a unique platform to grow our digital business. Omni-channel initiatives, including buy online pick-up in store, and an increased focus on mobile and application interactions will continue to provide flexibility and convenience to our customers. Our shopping and services initiatives are aimed at modernizing the customer’s digital shopping experience through features like digital selling guides, virtual try-on, digital appointments, improved checkout performance and alternative payment options. Further, with our customer at the core of our strategy, we are also increasing the personalization of our digital platforms through site experience and marketing designed for our customer. Our ongoing digital investments are designed to create a seamless shopping experience between online and offline and bolster our performance in the digital channel. In addition, we are scaling the distribution capacity of our digital business in order to support our growth and our omni-channel offerings. These strategies are aimed at increasing our digital channel mix and driving margin accretion.
Expand our International Business
Growing our international business is a key strategy. We plan to drive strong sales growth in franchise, travel retail and joint venture-operated stores through continued improved product offerings and adjusting assortments to better reflect local preferences. We plan to increase our international store count, enabled by a new store design, lower costs and flexible store formats, which are designed to provide a pathway to profitable growth. Additionally, we expect to continue investing in and growing the digital components of our international business, including through country-specific web platforms tailored to local languages and preferences and through additional regional expansion. We believe our joint venture partnership we entered into in 2022 with Regina Miracle in China will allow us to grow the China business through joint investment in product development, distribution and marketing, and also positively impacts the speed and agility of the business due to Regina Miracle's established production base in China.
2022 Overview
In 2022, our first full year as an independent, publicly-traded company, we continued to take strategic steps guided by our three key pillars in support of our strategy and positioning for the Company for the long-term.

Despite a macroeconomic environment that remained challenging for our customers, including ongoing supply chain disruptions and inflationary pressures, we controlled what we could and delivered financial results that we believe demonstrate the stability of our business and progress of our brand repositioning, our domestic market share leadership position in the intimates category, and our new, more agile operating structure that allows us to deliver solid financial results in a challenging environment. Throughout the year, we have been focused on our revolution of our brand and our strategic growth plans, to provide long-term, sustainable value to our shareholders. We completed our acquisition of Adore Me which we believe will strategically position us for growth by allowing us to leverage Adore Me's expertise and technology to continue to improve the Victoria's Secret and PINK customer shopping experience and to accelerate the modernization of our digital platform. In 2022, we invested $250 million to repurchase 6.0 million shares of our common stock, and in January 2023, we announced a new share repurchase program providing for the repurchase of up to $250 million of our common stock.
In 2022, net sales decreased $441 million, or 6%, to $6.344 billion compared to $6.785 billion in 2021. Our North American store sales decreased 7%, or $285 million, to $3.909 billion compared to $4.194 billion in 2021, as an increase in traffic was more than offset by a decrease in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and average unit retail (which we define as the average price per unit purchased). Our direct channel sales decreased by 13%, or $271 million, to $1.843 billion compared to $2.114 billion in 2021, primarily due to a decrease in average unit retail, traffic and conversion. Operating income for the full year decreased to $478 million compared to operating income of $870 million in 2021, and our operating income rate decreased to 7.5% compared to 12.8% last year. The operating income decrease in 2022 was primarily driven by a decrease in net sales and merchandise margin rate, and was partially offset by a decrease in general, administrative and store operating expenses.
For additional information related to our 2022 financial performance, see “Results of Operations – 2022 Compared to 2021.” For a discussion of our financial condition and results of operations for 2021 compared to 2020, refer to “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 29, 2022, filed with the SEC on March 18, 2022.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP financial measures which present adjusted operating income, adjusted net income attributable to Victoria's Secret & Co. and adjusted net income per diluted share attributable to Victoria's Secret & Co. in 2022, 2021 and 2020, which exclude the impact of certain items. We believe the presentation of these non-GAAP financial measures is useful for an assessment of our ongoing operations, and that the adjustments are not indicative of our ongoing operations due to their size and nature. We use non-GAAP financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of non-GAAP financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. Non-GAAP financial measures should not be used exclusively in evaluating our business or operations. The table below reconciles the non-GAAP financial measures to its most directly comparable GAAP financial measures.

(in millions, except per share amounts)	2022	2021	2020
Reconciliation of Reported to Adjusted Operating Income (Loss)
Reported Operating Income (Loss) — GAAP	$478	$870	$(101)
Occupancy-related Legal Matter (a)	22	—	—
Restructuring Charges (b)	35	—	51
Happy Nation Restructuring Charge (c)	16	—	—
Adore Me Acquisition Transaction Costs (d)	15	—	—
Asset Impairments (e)	—	—	214
Hong Kong Store Closure and Lease Termination (f)	—	—	(36)
Establishment of U.K. and Ireland Joint Venture (g)	—	—	(30)
Adjusted Operating Income	$566	$870	$98

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Attributable to Victoria's Secret & Co. — GAAP	$348	$646	$(72)
Occupancy-related Legal Matter (a)	22	—	—
Restructuring Charges (b)	35	—	51
Happy Nation Restructuring Charge (c)	16	—	—
Adore Me Acquisition Transaction Costs (d)	15	—	—
Asset Impairments (e)	—	—	214
Hong Kong Store Closure and Lease Termination (f)	—	—	(36)
Establishment of U.K. and Ireland Joint Venture (g)	—	—	(30)
Tax Effect of Adjusted Items	(20)	—	(40)
Tax Benefit related to a Tax Matter Associated with Foreign Investments (h)	—	—	(44)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$416	$646	$43

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co. — GAAP	$4.14	$7.18	$(0.82)
Occupancy-related Legal Matter (a)	0.19	—	—
Restructuring Charges (b)	0.31	—	0.46
Happy Nation Restructuring Charge (c)	0.14	—	—
Adore Me Acquisition Transaction Costs (d)	0.16	—	—
Asset Impairments (e)	—	—	1.93
Hong Kong Store Closure and Lease Termination (f)	—	—	(0.28)
Establishment of U.K. and Ireland Joint Venture (g)	—	—	(0.31)
Tax Benefit related to a Tax Matter Associated with Foreign Investments (h)	—	—	(0.49)
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$4.95	$7.18	$0.49
________________

(a)In the first quarter of 2022, we recognized a pre-tax charge of $22 million ($16 million after-tax), included in buying and occupancy expense, related to a legal matter with a landlord regarding a high-profile store that we surrendered to the landlord prior to the Separation. For additional information, see Note 16, “Commitments and Contingencies” included in Item 8. Financial Statements and Supplementary Data.
(b)In the second quarter of 2022, we recognized a pre-tax charge of $29 million ($22 million after-tax), $16 million included in general, administrative and store operating expense and $13 million included in buying and occupancy expense, related to restructuring activities to reorganize our leadership structure. In the fourth quarter of 2022, we recognized a pre-tax charge of $6 million ($4 million after-tax), $5 million included in general, administrative and store operating expense and $1 million included in buying and occupancy expense, related to restructuring activities to continue to reorganize and improve our organizational structure. In the second quarter of 2020, we recognized pre-tax severance charges of $51 million ($40 million after-tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 6, “Restructuring Activities” included in Item 8. Financial Statements and Supplementary Data.
(c)In the fourth quarter of 2022, we recognized a $16 million charge ($12 million after-tax), $15 million included in costs of goods sold, buying and occupancy expense and $1 million included in general, administrative and store operating expense, for inventory and other costs related to restructuring actions associated with Happy Nation.
(d)In the fourth quarter of 2022, we recognized a $15 million charge ($14 million after-tax), included in general, administrative and store operating expense, related to professional services and other transaction-related costs associated with the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 8. Financial Statements and Supplementary Data.
(e)We recognized pre-tax impairment charges of $97 million ($72 million after-tax) and $117 million ($99 million after-tax) related to certain store and lease assets in the first and second quarter of 2020, respectively. For additional information, see Note 8, “Long-Lived Assets” included in Item 8. Financial Statements and Supplementary Data.
(f)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after-tax) related to the closure and termination of our lease for the Hong Kong flagship store. For additional information, see Note 9, “Leases” included in Item 8. Financial Statements and Supplementary Data.
(g)In the third quarter of 2020, we recognized a pre-tax gain of $30 million ($27 million after-tax) related to the establishment of a joint venture for the U.K. and Ireland business with Next. For additional information, see Note 6, “Restructuring Activities” included in Item 8. Financial Statements and Supplementary Data.
(h)In the third quarter of 2020, we recognized a $44 million tax benefit related to a tax matter associated with foreign investments.
Company-Operated Store Data
The following table compares 2022 U.S. company-operated store data to the comparable periods for 2021 and 2020:

				% Change
	2022	2021	2020	2022	2021
Sales per Average Selling Square Foot (a)	$658	$697	$415	(6%)	68%
Sales per Average Store (in thousands) (a)	$4,558	$4,835	$2,789	(6%)	73%
Average Store Size (selling square feet)	6,918	6,942	6,928	—%	—%
Total Selling Square Feet (in thousands)	5,617	5,609	5,861	—%	(4%)
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

The following table represents store data for 2022:

	Stores at				Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Acquired (b)	Joint Venture	January 28, 2023
Company-Operated:
U.S.	808	16	(12)	—	—	812
Canada	26	—	(1)	—	—	25
Subtotal Company-Operated	834	16	(13)	—	—	837

China Joint Venture:
Beauty & Accessories (a)	35	6	(10)	—	8	39
Full Assortment	30	4	(1)	—	—	33
Subtotal China Joint Venture	65	10	(11)	—	8	72

Partner-Operated:
Beauty & Accessories	335	20	(39)	—	(8)	308
Full Assortment	128	21	(14)	—	—	135
Subtotal Partner-Operated	463	41	(53)	—	(8)	443

Adore Me	—	—	—	6	—	6
Total	1,362	67	(77)	6	—	1,358
_______________
(a)    Includes thirteen partner-operated stores at January 28, 2023.
(b)    For additional information, see Note 2, “Acquisition” included in Item 8. Financial Statements and Supplementary Data.
The following table represents store data for 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	January 29, 2022
Company-Operated:
U.S.	846	—	(38)	808
Canada	25	1	—	26
China — Beauty & Accessories	36	2	(3)	35
China — Full Assortment	26	4	—	30
Subtotal Company-Operated	933	7	(41)	899

Partner-Operated:
Beauty & Accessories	338	16	(19)	335
Full Assortment	120	8	—	128
Subtotal Partner-Operated	458	24	(19)	463
Total	1,391	31	(60)	1,362

The following table represents store data for 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	January 30, 2021
Company-Operated:
U.S.	1,053	21	(228)	—	846
Canada	38	—	(13)	—	25
U.K. / Ireland	26	—	—	(26)	—
China — Beauty & Accessories	41	1	(6)	—	36
China — Full Assortment	23	4	(1)	—	26
Subtotal Company-Operated	1,181	26	(248)	(26)	933

Partner-Operated:
Beauty & Accessories	360	8	(30)	—	338
Full Assortment	84	12	(2)	26	120
Subtotal Partner-Operated	444	20	(32)	26	458
Total	1,625	46	(280)	—	1,391
_______________
(a)    For additional information, see Note 6, “Restructuring Activities” included in Item 8. Financial Statements and Supplementary Data.
Results of Operations — 2022 Compared to 2021
The following information summarizes our results of operations for 2022 compared to 2021.
Operating Income
For 2022, operating income decreased $392 million, to $478 million, compared to operating income of $870 million in 2021, and the operating income rate (expressed as a percentage of net sales) decreased to 7.5% from 12.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2022 in comparison to 2021:

	2022	2021	% Change
	(in millions)
Stores — North America	$3,909	$4,194	(7%)
Direct	1,843	2,114	(13%)
International (a)	592	477	24%
Total Net Sales	$6,344	$6,785	(6%)
________________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales from 2021 to 2022:

(in millions)
2021 Net Sales	$6,785
Comparable Store Sales	(271)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(25)
Direct Channels	(234)
Credit Card Programs	(9)
International Wholesale, Royalty and Other	111
Foreign Currency Translation	(13)
2022 Net Sales	$6,344

The following table compares 2022 comparable sales to 2021:

	2022	2021
Comparable Sales (Stores and Direct) (a)	(8%)	3%
Comparable Store Sales (a)	(7%)	10%
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
Net sales in 2022 decreased $441 million, or 6%, to $6.344 billion compared to $6.785 billion in 2021.
In the stores channel for 2022, our North America net sales decreased $285 million, or 7%, to $3.909 billion, as an increase in traffic was more than offset by a decrease in conversion and average unit retail. Net sales in stores outside of North America increased in 2022 compared to 2021 driven by fewer COVID-19-related restrictions this year impacting international travel and traffic in our stores.
In the direct channel, net sales decreased $271 million, or 13%, to $1.843 billion, primarily due to a decrease in average unit retail, traffic and conversion.
Gross Profit
For 2022, our gross profit decreased $502 million to $2.258 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.6% from 40.7%.
For 2022, the gross profit decrease was primarily due to the decrease in merchandise margin dollars related to the decrease in net sales, increased promotional activity driven by the challenging economic environment during the last three quarters of the year and incremental supply chain and inflationary cost pressures in 2022 compared to last year. Partially offsetting these decreases was lower buying and occupancy expenses this year compared to last year driven by lower management compensation expense and lower depreciation expense.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate reflecting the increased promotional activity, buying and occupancy deleverage on the decline in sales and the net impact of supply chain and inflationary cost pressures, partially offset by the lower management compensation expense and lower depreciation expense.
General, Administrative and Store Operating Expenses
For 2022, our general, administrative and store operating expenses decreased $110 million to $1.780 billion primarily due to lower store selling expenses driven by improvement in our labor model and our ongoing disciplined expense management initiatives, as well as lower management compensation expense. These decreases were partially offset by $21 million of restructuring charges in 2022 and $15 million of professional services and other transaction-related costs associated with the acquisition of Adore Me.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.1% from 27.9% due to slight deleverage driven by the decrease in net sales.
Interest Expense
For 2022, our interest expense increased $33 million to $60 million compared to 2021, primarily driven by the increase in our outstanding debt due to the issuance of the 2029 Notes and the Term Loan Facility that we entered into upon the Separation in August 2021 and due to the borrowings from the ABL Facility during 2022.
Provision for Income Taxes
For 2022, our effective tax rate was 19.0% compared to 23.3% in 2021. The effective tax rate for both years was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective periods.

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
Following the Separation from the Former Parent, our capital structure and sources of liquidity changed from the historical capital structure because we no longer participate in the Former Parent's centralized cash management program. Our ability to fund our operating needs is primarily dependent upon our ability to continue to generate positive cash flow from operations, as well as borrowing capacity under our senior secured asset-based revolving credit facility (the “ABL Facility”), which we rely on to supplement cash generated by our operating activities, particularly when our need for working capital peaks in the summer and fall months as discussed above. Management believes that our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to meet investment opportunities that may arise. However, certain investment opportunities may require us to seek additional debt or equity financing, and there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if at all, in the future.
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

The following table provides a summary of our working capital position and capitalization for the periods post-Separation as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Net Cash Provided by Operating Activities	$437	$851
Capital Expenditures	164	169
Working Capital	158	(7)
Capitalization:
Long-term Debt	1,271	978
Victoria's Secret & Co. Shareholders’ Equity	383	257
Total Capitalization	$1,654	$1,235
Amounts Available Under the ABL Facility (a)	$259	$523
 ________________
(a)For the reporting period ending January 28, 2023, the availability under the ABL Facility was limited by our borrowing base of $596 million, less outstanding borrowings of $295 million and letters of credit of $42 million. For the reporting period ending January 29, 2022, the availability was limited by our borrowing base of $564 million, less outstanding letters of credit of $41 million. There were no borrowings outstanding under the ABL Facility as of January 29, 2022.
The following table provides certain measures of liquidity and capital resources for the periods post-Separation as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Debt-to-capitalization Ratio (a)	77%	79%
Operating Cash Flow to Capital Expenditures	266%	504%
________________
(a)Long-term debt divided by total capitalization.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021:

	2022	2021	2020
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$490	$335	$245
Net Cash Flows Provided by Operating Activities	437	851	674
Net Cash Flows Used for Investing Activities	(555)	(169)	(123)
Net Cash Flows Provided by (Used for) Financing Activities	58	(527)	(465)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	—	4
Net Increase (Decrease) in Cash and Cash Equivalents	(63)	155	90
Cash and Cash Equivalents, End of Year	$427	$490	$335
Operating Activities
Net cash provided by operating activities reflects net income adjusted for non-cash items, including depreciation, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash provided by operating activities in 2022 was $437 million, a decrease of $414 million compared to 2021. The decrease in net cash from operating activities in 2022 was primarily driven by lower net income and higher cash outflows associated with working capital changes. The most significant working capital driver resulting in the decrease in operating cash flows this year compared to last year is driven by payments related to the increased inventory levels throughout this year compared to last year. The increased inventory levels this year were primarily driven by modal mix changes and longer in-transit shipment times which we began to experience in the third and fourth quarter of 2021. The other significant working capital driver resulting in the decrease in operating cash flows this year is related to income taxes paid of $161 million in 2022 as compared to $56 million paid in 2021. In 2021, the income tax provision assumed the utilization of certain tax benefits that only existed on a “carve-out” basis from the Former Parent.

Investing Activities
Net cash used for investing activities in 2022 was $555 million, consisting primarily of our $369 million cash payment, net of cash acquired, in connection with the Adore Me acquisition and capital expenditures of $164 million. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.
Net cash used for investing activities in 2021 was $169 million for capital expenditures. The capital expenditures were primarily related to our store refresh program and spending on technology and logistics to support our digital business and other retail capabilities.
We are estimating 2023 capital expenditures to be approximately $275 million. We are investing in our store capital program along with investments in technology related to our strategic initiatives to drive growth and technology investments relating to the Separation activities.
Financing Activities
Net cash provided by financing activities in 2022 was $58 million, consisting primarily of borrowings of $295 million from the ABL Facility and $55 million of cash received from Regina Miracle in connection with the joint venture agreement completed in the first quarter of 2022. Those proceeds were partially offset by $250 million of share repurchases and $42 million of payments for taxes on share-based compensation awards.
Net cash used for financing activities in 2021 was $527 million consisting primarily of net transfers to the Former Parent of $1.253 billion and $250 million for the accelerated share repurchase program, partially offset by $982 million of net proceeds from the issuance of long-term debt.
Common Stock Share Repurchases & Treasury Stock Retirements
Our Board of Directors determines share repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements and the Tax Matters Agreement with the Former Parent, as well as financial and other conditions existing at the time. We use cash flow generated from operating activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
January 2023 Share Repurchase Program
In January 2023, our Board of Directors approved a share repurchase program (“January 2023 Share Repurchase Program”), authorizing the repurchase of up to $250 million of our common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the January 2023 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The January 2023 Share Repurchase Program began upon completion of the March 2022 Share Repurchase Program and will continue until exhausted, but no later than the end of fiscal year 2023. We did not repurchase any shares of our common stock under the January 2023 Share Repurchase Program during fiscal year 2022.
Subsequent to the end of fiscal year 2022, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $125 million of our common stock. In February 2023, we made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of our common stock. The final number of shares to be repurchased will be based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. The final settlement of the ASR Agreement is expected to be completed in the second quarter of 2023. The ASR Agreement is a component of the January 2023 Share Repurchase Program.
March 2022 Share Repurchase Program
In March 2022, our Board of Directors approved a share repurchase program (“March 2022 Share Repurchase Program”), providing for the repurchase of up to $250 million of our common stock. The full $250 million authorization was utilized in fiscal year 2022 to repurchase shares in the open market, subject to market conditions and other factors.
We repurchased the following shares of our common stock under the March 2022 Share Repurchase Program during 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	5,985	$250	$41.77

In accordance with the Board of Directors' resolution, shares of our common stock repurchased under the March 2022 Share Repurchase Program were retired upon repurchase and were available to meet obligations under equity compensation plans and for general corporate purposes. As a result, we retired all the shares repurchased under the March 2022 Share Repurchase Program during 2022, which resulted in reductions of less than $1 million in the par value of Common Stock, $12 million in Paid-in Capital and $238 million in Retained Earnings.
December 2021 ASR Agreement
In December 2021, we entered into an accelerated share repurchase agreement (“December 2021 ASR Agreement”) with Goldman Sachs to repurchase $250 million of our common stock. In December 2021, we made an initial payment of $250 million to Goldman Sachs and received an initial delivery of 4.1 million shares of our common stock. The $250 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $200 million increase in Treasury Stock, which reflects the value of the initial 4.1 million shares received upon initial settlement, and a $50 million decrease in Paid-in Capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement of the December 2021 ASR Agreement. In accordance with the Board of Directors' resolution, we immediately retired the 4.1 million shares repurchased under the December 2021 ASR Agreement. The retirement resulted in a reduction of $200 million in Treasury Stock, less than $1 million in the par value of Common Stock, $8 million in Paid-in Capital and $192 million in Retained Earnings.
In February 2022, upon final settlement of the December 2021 ASR Agreement, we received an additional 0.3 million shares of our common stock from Goldman Sachs. The final number of shares received under the December 2021 ASR Agreement was based on the daily average of the volume-weighted average share price of our common stock over the term of the December 2021 ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the December 2021 ASR Agreement. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the December 2021 ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In February 2022, we immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the December 2021 ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$395 million Term Loan due August 2028 (“Term Loan Facility”)	$387	$390
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	295	—
Total Senior Secured Debt with Subsidiary Guarantee	682	390
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	592
Total Senior Debt with Subsidiary Guarantee	593	592
Total	1,275	982
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,271	$978

Cash paid for interest was $52 million and $18 million in 2022 and 2021, respectively. There was no cash paid for interest in 2020.
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
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments of $4 million and $1 million for the Term Loan Facility during 2022 and 2021, respectively.
Interest under the Term Loan Facility is calculated by reference to the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility is subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of January 28, 2023, the interest rate on loans under the Term Loan Facility was 7.98%.
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
During 2022, we borrowed $295 million from the ABL Facility, all of which remains outstanding as of January 28, 2023. As of January 28, 2023, the interest rate on the borrowings from the ABL Facility was 5.90%. We had $42 million of outstanding letters of credit as of January 28, 2023 that further reduced our availability under the ABL Facility. As of January 28, 2023, our remaining availability under the ABL Facility was $259 million.
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
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of January 28, 2023, we were in compliance with all covenants under our long-term debt and borrowing facilities.

Foreign Facilities
Certain of our China subsidiaries previously utilized revolving and term loan bank facilities to support their operations (the “Foreign Facilities”). The Foreign Facilities allowed borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings were based upon the applicable benchmark rate for the currency of each borrowing.
Certain of these facilities were guaranteed by the Former Parent and certain of the Former Parent's wholly-owned subsidiaries (the “Secured Foreign Facilities”). The Secured Foreign Facilities allowed for borrowings and letters of credit up to $30 million. We borrowed $21 million and made payments of $126 million under the Secured Foreign Facilities during 2020. We had no borrowings or payments under the Secured Foreign Facilities during 2021. During the second quarter of 2021, with no borrowings outstanding, we terminated the Secured Foreign Facilities.
We borrowed $13 million and made payments of $63 million under the unsecured Foreign Facilities during 2020. During the second quarter of 2020, with no borrowings outstanding, we terminated the unsecured Foreign Facilities.
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
Credit Ratings
The following table provides our credit ratings as of January 28, 2023:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 28, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$1,710	$81	$161	$429	$1,039	$—
Future Lease Obligations (b)	1,949	391	616	390	552	—
Purchase Obligations (c)	800	757	37	6	—	—
Other Liabilities (d)	29	6	—	—	—	23
Total	$4,488	$1,235	$814	$825	$1,591	$23
________________
(a)Long-term debt obligations relate to our principal and interest payments for our outstanding debt. Interest payments have been estimated based on the coupon rate for fixed rate obligations. For variable interest rate obligations under the Term Loan Facility, the interest payments have been estimated based on a LIBOR rate of 4.73% plus an interest rate margin of 3.25%. For variable interest rate obligations under the ABL Facility, the interest payments have been estimated based on an interest rate of 5.90%. For additional information, see Note 13 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)Future lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 9 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(d)Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $6 million of these tax items because it is reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $23 million is included in the “Other” category because it is not reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. For additional information, see Note 12 to the Consolidated and Combined Financial Statements in Item 8. Financial Statements and Supplementary Data.
Recently Issued Accounting Pronouncements
We did not adopt any new accounting standards during 2022 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results, operating trends and consumer behavior. Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $3 million for 2022. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2022.
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
As a result of our store fleet rationalization executed during 2020 and the negative operating results of certain stores in 2020, we determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss).

There were no long-lived store asset impairment charges in 2022 or 2021. The following table provides pre-tax long-lived store asset impairment charges included in the 2020 Consolidated and Combined Statement of Loss:

2020
(in millions)
Store Asset Impairment	$136
Operating Lease Asset Impairment	118
Total Impairment	$254
Our fair value estimates incorporate significant assumptions and judgments including, but not limited to, estimated future cash flows, discount rates and market rental rates. The use of different assumptions or judgments in our assessment could materially increase or decrease the fair value of our store assets and, accordingly, could materially increase or decrease any related impairment charge. Sustained declines in our business performance could result in a material impairment charge in a future period.
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
Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision (Benefit) for Income Taxes on the Consolidated and Combined Statements of Income (Loss).
Revenue Recognition
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by our customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in our Consolidated and Combined Statements of Income (Loss). We also provide a reserve for projected merchandise returns based on historical experience and recent information. Net Sales exclude sales and other similar taxes collected from customers.
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
Revenue earned in connection with our credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated and Combined Statements of Income (Loss).
We also recognize revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title of merchandise passes to the partner.

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

Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar and Chinese Yuan denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and China is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign currency exchange rate risk by entering into foreign currency forward contracts, however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of January 28, 2023, our investment portfolio is primarily comprised of bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of January 28, 2023 consists of the 2029 Notes, which have a fixed interest rate, the $395 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on LIBOR, and the $295 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on LIBOR. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Principal Value	$995	$999
Fair Value, Estimated (a)	894	975
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of January 28, 2023, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of January 28, 2023 based on the terms of the borrowings under the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of January 28, 2023, our investment portfolio is primarily comprised of bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VICTORIA'S SECRET & CO.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated and Combined Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2022, 2021 and 2020 refer to the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 excluded Adore Me which was acquired by the Company on December 30, 2022. Total assets recorded by the Company related to this acquisition represented 14.3% (inclusive of acquired intangible assets) of the Company's consolidated total assets as of January 28, 2023. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2023.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria's Secret & Co.

Opinion on Internal Control over Financial Reporting
We have audited Victoria's Secret & Co.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Victoria's Secret & Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AdoreMe, Inc., which is included in the January 28, 2023 consolidated financial statements of the Company and constituted 14.3% of total assets, as of January 28, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AdoreMe, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated and combined statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 17, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
March 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria's Secret & Co.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Victoria's Secret & Co. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated and combined statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for Store Inventory Losses

Description of the Matter
As described in Note 7 to the consolidated and combined financial statements, the Company had inventories of $1.052 billion as of January 28, 2023, which included finished goods of $997 million. Inventories were principally valued at the lower of cost or net realizable value, on an average cost basis. The most significant and judgmental portion of the inventory reserves related to the reserve for store inventory losses. Management applied judgment to determine its reserve for store inventory losses that have occurred since the date of the last physical inventory. The Company calculated the reserve for store inventory losses based on actual inventory losses identified as a result of store physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for store inventory losses occurring in the interim period between the most recent physical inventory count and year-end was calculated on a store-specific basis and was primarily based on recent inventory loss results. Management considered historical inventory losses taken and current consumer behavior to estimate the reserve for store inventory losses.

Auditing management’s estimate of the reserve for inventory losses on finished goods required us to make subjective auditor judgments because the estimate was impacted by management's assumptions about the appropriateness of historical data used and its applicability to current period consumer behavior.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to determine the valuation of the Company’s store inventory loss reserve. This included controls over the Company’s review of the significant assumptions underlying the reserve estimate.

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

Valuation of Certain Acquired Intangible Assets and Contingent Consideration

Description of the Matter
As described in Note 2 to the consolidated and combined financial statements, on December 30, 2022, the Company completed the acquisition of AdoreMe, Inc. (“Adore Me”) for a total net purchase price of approximately $537 million, including the fair value of future contingent consideration payments. The transaction was accounted for in accordance with the acquisition method of accounting for a business combination. The Company’s accounting for this acquisition included determining the preliminary fair value of: a) the intangible assets acquired, which primarily included trade name, customer relationships and developed technology intangible assets; and b) contingent consideration obligations.

Auditing the Company’s preliminary accounting for its acquisition of Adore Me was complex and subjective due to the significant estimation uncertainty in determining the estimated fair values of the trade name of $43 million, customer relationships of $81 million, developed technology intangible assets of $56 million and contingent consideration obligation of $98 million. The Company used the relief from royalty method to value the trade name and developed technology intangible assets, the multi-period excess earnings method to value the customer relationships intangible assets and a combination of a scenario-based method and a Monte Carlo simulation to measure the estimation components of the contingent consideration. The significant assumptions used to estimate the fair values of the trade name and developed technology intangible assets included the forecasted revenues, the royalty rates and the discount rate. The significant assumptions used to estimate the fair values of the customer relationships included the forecasted revenues, customer attrition rates and the discount rate. The significant assumptions used to estimate the fair value of the contingent consideration obligation included the discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for accounting for the intangible assets acquired and the contingent consideration obligation. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used to estimate fair value, as well as management’s controls over the completeness and accuracy of the information used within the valuation models.

To test the estimated preliminary fair values of the trade name, customer relationships, developed technology intangible assets and contingent consideration, our audit procedures included, among others, reading the purchase agreement, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted revenues and estimated future cash flows, we compared the assumptions to current industry and economic trends, the historical financial performance of the acquired business, and forecasted performance of certain peer companies. For the contingent consideration, we considered the terms of the arrangement, including the conditions which must be met for the contingent consideration to become payable. We performed sensitivity analyses to evaluate the changes in the fair values that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the trade name, customer relationships, developed technology intangible assets and contingent consideration and to test certain significant assumptions, including the customer attrition rates, royalty rates, volatility and discount rates, which included a comparison of the selected rates to benchmark data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Grandview Heights, Ohio
March 17, 2023

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)

	2022	2021	2020
Net Sales	$6,344	$6,785	$5,413
Costs of Goods Sold, Buying and Occupancy	(4,086)	(4,025)	(3,842)
Gross Profit	2,258	2,760	1,571
General, Administrative and Store Operating Expenses	(1,780)	(1,890)	(1,672)
Operating Income (Loss)	478	870	(101)
Interest Expense	(60)	(27)	(6)
Other Income (Loss)	(1)	—	1
Income (Loss) Before Income Taxes	417	843	(106)
Provision (Benefit) for Income Taxes	79	197	(34)
Net Income (Loss)	338	646	(72)
Less: Net Loss Attributable to Noncontrolling Interest	(10)	—	—
Net Income (Loss) Attributable to Victoria's Secret & Co.	$348	$646	$(72)
Net Income (Loss) Per Basic Share Attributable to Victoria's Secret & Co.	$4.24	$7.34	$(0.82)
Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$4.14	$7.18	$(0.82)

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2022	2021	2020
Net Income (Loss)	$338	$646	$(72)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(7)	1	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	—	—
Reclassification of Foreign Currency Translation to Earnings	—	—	36
Total Other Comprehensive Income (Loss), Net of Tax	$(4)	$1	$33
Total Comprehensive Income (Loss)	334	647	(39)
Less: Net Loss Attributable to Noncontrolling Interest	(10)	—	—
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	—	—	—
Comprehensive Income (Loss) Attributable to Victoria's Secret & Co.	$344	$647	$(39)

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	January 28, 2023	January 29, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$427	$490
Accounts Receivable, Net	141	162
Inventories	1,052	949
Other	117	90
Total Current Assets	1,737	1,691
Property and Equipment, Net	846	957
Operating Lease Assets	1,232	1,369
Goodwill	365	—
Trade Names	289	246
Other Intangible Assets	137	—
Deferred Income Taxes	18	17
Other Assets	87	64
Total Assets	$4,711	$4,344
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$481	$538
Accrued Expenses and Other	737	714
Current Debt	4	4
Current Operating Lease Liabilities	310	340
Income Taxes	47	102
Total Current Liabilities	1,579	1,698
Deferred Income Taxes	53	58
Long-term Debt	1,271	978
Long-term Operating Lease Liabilities	1,201	1,314
Other Long-term Liabilities	206	39
Total Liabilities	4,310	4,087
Shareholders’ Equity:
Preferred Stock—$0.01 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.01 par value; 1,000 shares authorized; 80 and 85 shares issued; 80 and 85 shares outstanding, respectively	1	1
Paid-in Capital	195	125
Accumulated Other Comprehensive Income	1	5
Retained Earnings	186	126
Total Victoria's Secret & Co. Shareholders' Equity	383	257
Noncontrolling Interest	18	—
Total Equity	401	257
Total Liabilities and Equity	$4,711	$4,344

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-in Capital	Net Investment by Former Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity	Noncontrolling Interest	Total Equity
	Shares Outstanding	Par Value
Balance, February 1, 2020	—	$—	$—	$1,341	$(29)	$—	$—	$1,312	$2	$1,314
Net Loss	—	—	—	(72)	—	—	—	(72)	—	(72)
Other Comprehensive Income	—	—	—	—	33	—	—	33	—	33
Total Comprehensive Income (Loss)	—	—	—	(72)	33	—	—	(39)	—	(39)
Net Transfers to Former Parent	—	—	—	(382)	—	—	—	(382)	—	(382)
Other	—	—	—	—	—	—	—	—	(2)	(2)
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$—	$891	$—	$891
Net Income	—	—	—	328	—	318	—	646	—	646
Other Comprehensive Income	—	—	—	—	1	—	—	1	—	1
Total Comprehensive Income	—	—	—	328	1	318	—	647	—	647
Net Transfers to Former Parent	—	—	—	(1,053)	—	—	—	(1,053)	—	(1,053)
Transfer of Former Parent to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	—	1	—	1
Repurchase of Common Stock	(4)	—	(50)	—	—	—	(200)	(250)	—	(250)
Treasury Share Retirement	—	—	(8)	—	—	(192)	200	—	—	—
Share-based Compensation and Other	1	—	21	—	—	—	—	21	—	21
Balance, January 29, 2022	85	$1	$125	$—	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	—	348	—	348	(10)	338
Other Comprehensive Loss	—	—	—	—	(4)	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	—	—	—	—	(4)	348	—	344	(10)	334
Sale of Noncontrolling Interest	—	—	17	—	—	—	—	17	28	45
Repurchases of Common Stock	(6)	—	50	—	—	—	(300)	(250)	—	(250)
Treasury Share Retirement	—	—	(12)	—	—	(288)	300	—	—	—
Share-based Compensation Expense	—	—	48	—	—	—	—	48	—	48
Tax Payments related to Share-based Awards	(1)	—	(42)	—	—	—	—	(42)	—	(42)
Other	2	—	9	—	—	—	—	9	—	9
Balance, January 28, 2023	80	$1	$195	$—	$1	$186	$—	$383	$18	$401

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	2022	2021	2020
Operating Activities:
Net Income (Loss)	$338	$646	$(72)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	274	303	326
Share-based Compensation Expense	48	33	25
Deferred Income Taxes	(28)	1	(64)
Asset Impairment Charges	—	—	254
Gain related to Formation of U.K. Joint Venture	—	—	(54)
Gain from Hong Kong Store Closure and Lease Termination	—	—	(39)
Changes in Assets and Liabilities, Net of Assets and Liabilities related to the Acquisition:
Accounts Receivable	22	(21)	36
Inventories	—	(247)	141
Accounts Payable, Accrued Expenses and Other	(163)	173	49
Income Taxes	(67)	119	(25)
Other Assets and Liabilities	13	(156)	97
Net Cash Provided by Operating Activities	437	851	674
Investing Activities:
Acquisition, Net of Cash Acquired	(369)	—	—
Capital Expenditures	(164)	(169)	(127)
Investment in Frankies Bikinis, LLC	(18)	—	—
Other Investing Activities	(4)	—	4
Net Cash Used for Investing Activities	(555)	(169)	(123)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	295	—	—
Repurchases of Common Stock	(250)	(250)	—
Cash Received from Noncontrolling Interest Holder	55	—	—
Tax Payments related to Share-based Awards	(42)	(4)	—
Proceeds from Stock Option Exercises	5	5	—
Payments of Long-term Debt	(4)	(1)	—
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs and Discounts	—	982	—
Net Transfers to Former Parent	—	(1,253)	(407)
Borrowings from Foreign Facilities	—	—	34
Repayments of Foreign Facilities	—	—	(189)
Borrowing from Former Parent	—	—	97
Other Financing Activities	(1)	(6)	—
Net Cash Provided by (Used for) Financing Activities	58	(527)	(465)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	—	4
Net Increase (Decrease) in Cash and Cash Equivalents	(63)	155	90
Cash and Cash Equivalents, Beginning of Period	490	335	245
Cash and Cash Equivalents, End of Period	$427	$490	$335

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria's Secret & Co. is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret, PINK and Adore Me brand names. The Company has more than 910 stores in the U.S., Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com and other online channels worldwide. Additionally, the Company has approximately 450 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
On November 1, 2022, the Company announced that it had signed a Merger Agreement to acquire 100% of Adore Me. On December 30, 2022, the acquisition was completed pursuant to the terms and conditions of the Merger Agreement. For additional information, see Note 2, “Acquisition.”
In July 2022, the Company announced a new, simplified corporate leadership structure designed to unite the Company's brands, better align its teams with a shifting consumer landscape and enable better execution of its strategy. The restructuring eliminated approximately 160 management roles, or approximately 5% of the Company's home office headcount. In the fourth quarter of 2022, the Company executed additional restructuring actions to continue to reorganize and improve its organizational structure. For additional information, see Note 6, “Restructuring Activities.”
Victoria's Secret & Co. Spin-Off
On July 9, 2021, L Brands announced that its Board of Directors approved the previously announced separation of the Victoria's Secret business, including PINK, into an independent, publicly traded company. Prior to the Separation, L Brands operated the Bath & Body Works, Victoria’s Secret and PINK retail brands.
On August 2, 2021, after the New York Stock Exchange market closing, the Separation of the Victoria's Secret business was completed. On August 3, 2021, Victoria's Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol “VSCO.”
The Separation was achieved through the Former Parent’s distribution of 100% of the shares of the Company's common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of the Company's common stock for every three shares of the Former Parent's common stock. In connection with the Separation, the Company made a cash payment of approximately $976 million to the Former Parent on August 2, 2021 from the issuances of certain debt (discussed in Note 13, “Long-term Debt and Borrowing Facilities”). The Former Parent retained no ownership interest in the Company following the Separation.
The Company entered into several agreements with the Former Parent that, among other things, effect the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, an L Brands to VS Transition Services Agreement, a VS to L Brands Transition Services Agreement, an Employee Matters Agreement and a Domestic Transportation Services Agreement. For additional information, see Note 3, “Transactions with Former Parent.”
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2022,” “2021” and “2020” refer to the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.
Basis of Presentation - Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through January 28, 2023 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company.
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
For the periods prior to the Separation, certain of the Former Parent's assets and liabilities that were specifically identifiable or otherwise attributable to the Company were included in the Company's balance sheets. For the periods prior to the Separation, the Former Parent's third-party long-term notes payable and the related interest expense were not allocated to the Company as the Company was not the legal obligor of such debt.
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
For the periods prior to the Separation, the Consolidated and Combined Statements of Income (Loss) include costs for certain functions, including information technology, human resources and store design and construction, that historically were provided and administered on a centralized basis by the Former Parent. Starting in the third quarter of 2020, as part of the steps to prepare the Company to operate as a separate, standalone company, these functions were transitioned to the business and began to be operated and administered as part of Victoria’s Secret & Co. For additional information, see Note 6, “Restructuring Activities.” Costs applicable to the Company related to these functions are included in the Consolidated and Combined Statements of Income (Loss) for all periods presented. Prior to the transition of these functions, these costs were directly charged to the Company by the Former Parent.
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. Corporate expenses of $49 million and $77 million in 2021 and 2020, respectively, were allocated and included within General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss).
Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic or capital decisions. Going forward, the Company may perform these functions using its own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by the Former Parent under a transition services agreement, and the Company will provide some services to the Former Parent under a transition services agreement. The Company has also entered into certain commercial arrangements with the Former Parent in connection with the Separation. For more information, see Note 3, “Transactions with Former Parent.”
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

Impacts of Macroeconomic Environment
The Company's operations and financial performance have been adversely impacted by deterioration in economic conditions in the United States and globally, which were caused in part by the COVID-19 pandemic. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, volatility in global capital markets and growing recession risk. Such macroeconomic conditions have and could continue to adversely affect the Company's business, for example, by reducing consumer demand for our products and leading to decreased sales.
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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, or in the store or when the advertising is mailed. Advertising and marketing costs totaled $344 million for 2022, $334 million for 2021 and $239 million for 2020.
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
At the date of control of the leased asset, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of the unpaid fixed lease payments. Operating lease costs are recognized on a straight-line basis as lease expense over the lease term. Variable lease payments associated with the Company's leases are recognized upon occurrence of the event or circumstance on which the payments are assessed. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the lease term.
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
Intangible Assets
The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost.
The Company has goodwill resulting from the Adore Me acquisition on December 30, 2022. Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. The Company's reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other.

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
The Company also has definite-lived intangible assets, which includes customer relationships, developed technology and the Adore Me trade name. Definite-lived intangible assets are amortized over their useful lives and are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired.
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
•Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices of similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company estimates the fair value of financial instruments, property and equipment, goodwill, trade names, other intangible assets and contingent consideration in accordance with the provisions of ASC 820. The recorded amounts for cash and cash equivalents, accounts receivable, prepaid expenses, other current assets and current liabilities approximate fair value due to the short-term nature of these assets and liabilities.
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
The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision (Benefit) for Income Taxes on the Consolidated and Combined Statements of Income (Loss).
Self-Insurance
The Company is self-insured for medical, workers’ compensation, property, general liability and automobile liability up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss), and the Company’s share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC (“Frankies Bikinis”) in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.
The total carrying value of equity method investments was $56 million and $35 million as of January 28, 2023 and January 29, 2022. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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
For additional information, see Basis of Presentation above and Note 3, “Transactions with Former Parent.”
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated and Combined Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Loss Attributable to Noncontrolling Interest in the Consolidated and Combined Statements of Income. Noncontrolling interest in fiscal year 2022 represents the portion of equity interests in a joint venture that operates the business in China that is not owned by the Company. Noncontrolling interest in fiscal year 2020 represents the portion of equity interests in a technology joint venture in India that was not owned at that time by the Company.
Share-based Compensation
Prior to the Separation, certain Company employees participated in the share-based compensation plans sponsored by the Former Parent. The Former Parent's share-based compensation awards granted to the employees of the Company consisted of the Former Parent's stock options and restricted stock. As such, prior to the Separation, the awards granted to Company employees are reflected in Net Investment by Former Parent within the Consolidated and Combined Statements of Equity at the time they were expensed. Prior to the Separation, the Consolidated and Combined Statements of Income (Loss) also include an allocation of the Former Parent's corporate and shared employee share-based compensation expenses.
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
Revenue earned in connection with the Company's credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated and Combined Statements of Income (Loss).

The Company also recognizes revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title of merchandise passes to the partner.
Costs of Goods Sold, Buying and Occupancy
The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network, as well as rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses and depreciation for the Company’s stores, warehouse facilities and equipment.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during 2022 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
2. Acquisition
On November 1, 2022, the Company announced that it had signed a Merger Agreement to acquire 100% of Adore Me. The acquisition closed on December 30, 2022 pursuant to the terms and conditions of the Merger Agreement. Adore Me is a direct-to-consumer lingerie and apparel brand with technology driven commerce service and a series of innovation-driven products. The acquisition creates the opportunity for the Company to leverage Adore Me's expertise and technology to continue to improve the Victoria's Secret and PINK customer shopping experience and accelerate the modernization of the Company's digital platform.
Under the terms of the Merger Agreement, the Company made an upfront cash payment of $391 million at closing and will pay further cash consideration in an aggregate amount of at least $80 million, consisting of a fixed payment to be made on or prior to January 15, 2025, and up to $300 million based on the performance of Adore Me and achievement of specified strategic objectives and certain EBITDA and net revenue goals within the two-year period following closing of the transaction. Under the terms of the Merger Agreement, up to $60 million of the further cash consideration is subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”). These Contingent Compensation Payments are not included as consideration when applying the acquisition method of accounting and will be recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income if and when earned in future periods.
The total consideration when applying the acquisition method of accounting was $537 million, net of $22 million of cash acquired. The gross consideration as of the acquisition date of $559 million consists of $391 million in cash paid at closing, $98 million which represents the fair value of the contingent cash consideration and $70 million which represents the fair value of the future fixed payment.
The Company incurred approximately $15 million of acquisition-related costs related to the Adore Me transaction. Those costs, primarily related to professional advisory services and other transaction-related costs, are included within General, Administrative and Store Operating Expenses in the 2022 Consolidated Statement of Income.
The Company accounted for the acquisition of Adore Me using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their preliminary fair values, and as a result, the estimates and assumptions are subject to change. The Company is still in the process of finalizing the valuation estimates and final purchase price allocation which includes potential adjustments related to the final working capital settlement and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of the acquisition.

The following is a preliminary purchase price allocation of assets acquired and liabilities assumed related to the Adore Me acquisition:

(in millions)
Accounts Receivable	$1
Inventories	105
Other Current Assets	7
Property and Equipment, Net	12
Operating Lease Assets	5
Goodwill	365
Trade Name	43
Other Intangible Assets	137
Other Assets	1
Accounts Payable	17
Accrued Expenses and Other	88
Current Operating Lease Liabilities	2
Deferred Income Tax Liabilities	21
Long-term Operating Lease Liabilities	3
Other Long-term Liabilities	8
Net Assets Acquired and Liabilities Assumed	$537
The following table represents the definite-lived intangible assets acquired, the preliminary fair values and respective useful lives:

	Useful Life	Preliminary Fair Value
		(in millions)
Customer Relationships	7 years	$81
Developed Technology	6 years	56
Trade Name	10 years	43
Total Definite-Lived Intangible Assets		$180
The Company used the multi-period excess earnings method to value the customer relationships intangible assets and the relief from royalty method to value the developed technology and trade name intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of developed technology and the trade name included forecasted revenues, royalty rates and a discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The estimated weighted-average useful life was 7.4 years for definite-lived intangible assets.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized for Adore Me, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the acquisition of Adore Me. The goodwill arising from the acquisition is not expected to be deductible for tax purposes. For additional information about goodwill and other intangible assets, see Note 10, “Intangible Assets.”
The Company consolidates Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me subsequent to the acquisition date will be recorded in fiscal year 2023.
Pro Forma Financial Information
In accordance with ASC 805, Business Combinations, the following unaudited pro forma results of operations for 2022 and 2021, respectively, assumes the Adore Me acquisition was completed on the first day of fiscal year 2021, or January 31, 2021. The following pro forma results include adjustments to reflect acquisition-related costs, amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of inventories.

	2022	2021
	(in millions)
Net Sales	$6,595	$6,996
Net Income Attributable to Victoria's Secret & Co.	330	544
The unaudited pro forma financial information may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the Company has incurred or may incur to integrate the acquired business.
3. Transactions with Former Parent
Prior to the Separation, the Company's financial statements were prepared on a “carve-out” basis and were derived from the consolidated financial statements and accounting records of the Former Parent. The following discussion summarizes activity between the Company and the Former Parent.
Allocation of General Corporate Expenses
Prior to the Separation, for purposes of preparing the financial statements on a “carve-out” basis, the Company was allocated a portion of the Former Parent's total corporate expenses. See Note 1 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing the financial statements on a "carve-out” basis.
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
Net Transfers from (to) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent prior to the Separation in the 2021 and 2020 Consolidated and Combined Statements of Equity:

	2021	2020
	(in millions)
Cash Pooling and General Financing Activities, Net	$(172)	$(543)
Long-lived Assets (a)	16	—
Corporate Expense Allocations	49	77
Share-based Compensation Expense	15	25
Assumed Income Tax Payments	15	59
Cash Payment to Former Parent	(976)	—
Total Net Transfers to Former Parent	$(1,053)	$(382)
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
The following table summarizes the recognized consideration and costs pursuant to the transition services agreements for 2022 and 2021:

	2022	2021
	(in millions)
Consideration Received	$72	$55
Costs Recognized	74	42
Under the terms of the Domestic Transportation Services Agreement, the Former Parent provides transportation services to the Company for certain beauty and apparel merchandise in the U.S. and Canada for an initial term of three years following the Separation, which term will thereafter continuously renew unless and until either party elects to terminate the arrangement upon written prior notice. Costs for the transportation services will be determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Costs for transition services are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income (Loss).
The following table summarizes the recognized costs pursuant to the Domestic Transportation Services Agreement for 2022 and 2021:

	2022	2021
	(in millions)
Costs Recognized	$91	$46
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
4. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $101 million as of January 28, 2023 and $101 million as of January 29, 2022. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $309 million as of January 28, 2023 and $258 million as of January 29, 2022. The Company recognized $135 million as revenue in 2022 from amounts recorded as deferred revenue at the beginning of the period. As of January 28, 2023, the Company recorded deferred revenues of $291 million within Accrued Expenses and Other, and $18 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Stores — North America	$3,909	$4,194	$2,795
Direct	1,843	2,114	2,223
International (a)	592	477	395
Total Net Sales	$6,344	$6,785	$5,413
_______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores, wholesale sales and company-operated stores in the U.K. (before our joint venture with Next).
In April 2022, the Company launched a new co-branded credit card through which customers can earn points on purchases of Company product as well as on purchases outside of the Company. The co-branded credit card is in addition to the Company's existing U.S. private label credit card. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the credit card programs. Revenue earned in connection with the Company's credit card arrangements with the third-party is primarily recognized based on credit card sales and usage.
The Company recognized Net Sales of $123 million, $132 million and $135 million for 2022, 2021 and 2020, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $830 million, $736 million and $643 million for 2022, 2021 and 2020, respectively.
5. Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares outstanding. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
On August 2, 2021, the Separation was achieved through the Former Parent's distribution of 100% of the shares of the Company's common stock to holders of the Former Parent's common stock as of the close of business on the record date of July 22, 2021. The Former Parent's stockholders of record received one share of the Company's common stock for every three shares of the Former Parent's common stock. As a result, on August 3, 2021, the Company had 88 million shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings (loss) per share for all periods presented prior to the Separation. After the Separation, actual outstanding shares are used to calculate both basic and diluted weighted-average number of common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Common Shares	82	88	88
Treasury Shares	—	—	—
Basic Shares	82	88	88
Effect of Dilutive Awards	2	2	—
Diluted Shares	84	90	88
Anti-dilutive Awards (a)	1	—	—
 ________________
(a)Shares underlying certain options, restricted stock units and performance share units were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

6. Restructuring Activities
Organizational Restructuring
In July 2022, the Company announced a new, simplified corporate leadership structure designed to unite the Company's brands, better align its teams with a shifting consumer landscape and enable better execution of its strategy. As a result of the July 2022 restructuring, pre-tax severance and related costs of $29 million, of which $16 million are included in General, Administrative and Store Operating Expenses and $13 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2022 Consolidated Statement of Income.
In the fourth quarter of 2022, the Company executed additional restructuring actions to continue to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $6 million, of which $5 million are included in General, Administrative and Store Operating Expenses and $1 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2022 Consolidated Statement of Income.
During 2022, the Company made payments of $18 million related to severance and related costs associated with these reductions. As of January 28, 2023, liabilities related to the restructuring of $17 million are included in the January 28, 2023 Consolidated Balance Sheet.
Victoria's Secret China
In April 2022, the Company announced the completion of the joint venture agreement with Regina Miracle, a company listed on the Hong Kong Stock Exchange, related to its existing Company-owned business in China. The Company and Regina Miracle formed a joint venture to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, the Company owns 51% of the joint venture and Regina Miracle owns the remaining 49%. The Company received $45 million in cash from Regina Miracle during the first quarter of 2022 as consideration for its investment in the joint venture. In connection with the execution of the agreement, the Company and Regina Miracle each contributed $10 million in cash to the joint venture. The cash received from Regina Miracle is reflected within Cash Received from Noncontrolling Interest Partner in the 2022 Consolidated and Combined Statement of Cash Flows.
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations will continue to be consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is now reflected in Noncontrolling Interest in the 2022 Consolidated Balance Sheet and in Net Loss Attributable to Noncontrolling Interest in the 2022 Consolidated Statement of Income.
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
Pre-Separation Reorganization
During the second quarter of 2020, management reduced home office headcount as a result of completing a comprehensive review of the home office organizations in order to achieve meaningful reductions in overhead expenses and to decentralize significant shared functions and services to support the creation of standalone companies. Pre-tax severance and related costs associated with these reductions, totaling $51 million, are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statement of Loss. As of January 28, 2023, the liability for severance and related costs associated with these reductions was fully paid.

7. Inventories
The following table provides details of Inventories as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Finished Goods Merchandise	$997	$898
Raw Materials and Merchandise Components	55	51
Total Inventories	$1,052	$949
The above amounts are net of valuation adjustments for inventory where the cost exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory and net of loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory.
8. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Land and Improvements	$28	$27
Buildings and Improvements	219	211
Furniture, Fixtures, Software and Equipment	2,394	2,409
Leasehold Improvements	1,018	1,070
Construction in Progress	57	78
Total	3,716	3,795
Accumulated Depreciation and Amortization	(2,870)	(2,838)
Property and Equipment, Net	$846	$957
Depreciation expense was $274 million in 2022, $303 million in 2021 and $326 million in 2020.
Long-Lived Store Assets
As a result of the Company's fleet rationalization executed during 2020 and the negative operating results of certain stores in 2020, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates.
In 2020, the Company also recorded a $25 million non-cash pre-tax impairment charge to fully write-off all remaining long-lived store assets in the U.K. This charge is included in General, Administrative and Store Operating Expenses in the 2020 Consolidated and Combined Statement of Loss.
There were no long-lived store asset impairment charges in 2022 or 2021. The following table provides pre-tax long-lived store asset impairment charges included in the 2020 Consolidated and Combined Statement of Loss:

2020

Store Asset Impairment	$136
Operating Lease Asset Impairment	118
Total Impairment	$254

9. Leases
The following table provides the components of lease cost for operating leases for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Operating Lease Costs	$385	$399	$521
Variable Lease Costs	76	63	6
Short-term Lease Costs	13	6	5
Total Lease Cost	$474	$468	$532
In 2020, for many stores and select office locations, beginning in April 2020, rent was not paid, or was only partially paid, due to the COVID-19 pandemic. The Financial Accounting Standards Board issued guidance in April 2020 which allows certain COVID-19-related concessions to be recognized as a reduction of lease costs in the period an amendment is executed. Negotiations were completed with nearly all landlords to determine potential rent credits or payment deferrals related to COVID-19. The Company fully accrued rent to the original contractual rent due unless an executed amendment was in place. As a result of the COVID-19-related concessions, the Company recognized a $31 million and $90 million reduction to occupancy expenses in 2021 and 2020, respectively, as a result of executed amendments with landlords. The amount recognized for COVID-19-related concessions in 2022 was not significant.
The following table provides future maturities of operating lease liabilities as of January 28, 2023:

Fiscal Year	(in millions)
2023	$390
2024	327
2025	273
2026	213
2027	158
Thereafter	500
Total Lease Payments	$1,861
Less: Interest	(350)
Present Value of Operating Lease Liabilities	$1,511
As of January 28, 2023, the Company had additional operating lease commitments that have not yet commenced of approximately $87 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Weighted-Average Remaining Lease Term (years)	6.6	6.4
Weighted-Average Discount Rate	6.1%	6.0%
The Company paid $423 million in 2022, $497 million in 2021 and $348 million in 2020 for operating lease liabilities recorded on the Consolidated Balance Sheets. These payments are included within the Operating Activities section of the Consolidated and Combined Statement of Cash Flows.
In 2022 and 2021, the Company obtained $160 million and $120 million, respectively, of additional lease assets as a result of new operating lease obligations. During 2020, the Company reduced its lease assets by $32 million as a result of permanent store closures due to the fleet rationalization and lease term reductions that also reduced its operating lease obligations.
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

Asset Retirement Obligations
The Company has asset retirement obligations related to certain Company-operated international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company's liabilities for asset retirement obligations totaled $12 million as of January 28, 2023 and $13 million as of January 29, 2022. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
10. Intangible Assets
Goodwill
The Company's goodwill was $365 million as of January 28, 2023, which was established as a result of the acquisition of Adore Me on December 30, 2022. For additional information, see Note 2, “Acquisition.” The Company did not have any goodwill as of January 29, 2022 and January 30, 2021, respectively.
Trade Name - Indefinite-Lived
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of January 28, 2023 and January 29, 2022, respectively.
As of the end of 2022 and 2021, the Company performed its annual impairment assessment of the Victoria's Secret trade name. To estimate the fair value of the trade name, the Company used the relief from royalty method under the income approach. The assessments concluded that the fair value of the trade name was in excess of its carrying value.
Definite-Lived Intangible Assets
The Company's definite-lived intangible assets were established as a result of the acquisition of Adore Me. Prior to the acquisition of Adore Me on December 30, 2022, the Company did not have any definite-lived intangible assets.
The following table provides details of the gross carrying amounts of the Company's definite-lived intangible assets as of January 28, 2023:

January 28, 2023
(in millions)
Customer Relationships	$81
Developed Technology	56
Adore Me Trade Name	43
Total Definite-Lived Intangible Assets	$180
Due to the timing of the acquisition date and the Company consolidating Adore Me's financial information on an approximate one-month reporting lag, there was no amortization expense recorded related to these definite-lived intangible assets in 2022, 2021 or 2020.
Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired.
The estimated future annual amortization expense is $25 million for each of the next five fiscal years for definite-lived intangible assets recorded as of January 28, 2023.

11. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$238	$198
Compensation, Payroll Taxes and Benefits	105	152
Rent	63	45
Deferred Revenue on Loyalty and Credit Card Programs	40	36
Taxes, Other than Income	40	24
Accrued Marketing	37	36
Contingent Consideration Related to Adore Me Acquisition	30	—
Returns Reserve	22	23
Accrued Freight and Other Logistics	16	62
Deferred Revenue on Direct Shipments not yet Delivered	13	16
Accrued Claims on Self-insured Activities	8	4
Accrued Interest	7	5
Other	118	113
Total Accrued Expenses and Other	$737	$714
12. Income Taxes
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
The following table provides the components of the Company’s Provision (Benefit) for Income Taxes for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Current:
U.S. Federal	$67	$129	$7
U.S. State	22	44	16
Non-U.S.	18	23	7
Total	107	196	30
Deferred:
U.S. Federal	(20)	6	(68)
U.S. State	(4)	(4)	(14)
Non-U.S.	(4)	(1)	18
Total	(28)	1	(64)
Provision (Benefit) for Income Taxes	$79	$197	$(34)
The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $92 million, $92 million and $11 million for 2022, 2021 and 2020, respectively.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2022, 2021 and 2020:

	2022	2021	2020
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	3.9%	4.3%	(5.8%)
Impact of Non-U.S. Operations	(1.6%)	(0.9%)	(16.6%)
Share-based Compensation	(4.6%)	(1.2%)	(4.0%)
Uncertain Tax Positions	0.2%	(0.2%)	19.3%
Change in Valuation Allowance	(0.1%)	—%	(2.6%)
Restructuring of Foreign Investments	—%	0.2%	23.3%
U.S. Permanent Items	0.3%	0.1%	(2.8%)
Other Items, Net	(0.1%)	—%	0.1%
Effective Tax Rate	19.0%	23.3%	31.9%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 28, 2023 and January 29, 2022. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 28, 2023			January 29, 2022
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$133	$—	$133	$118	$—	$118
Leases	354	(309)	45	371	(322)	49
Share-based Compensation	12	—	12	11	—	11
Deferred Revenue	43	—	43	42	—	42
Property and Equipment	—	(58)	(58)	—	(79)	(79)
Trade Name and Other Intangibles	—	(100)	(100)	—	(57)	(57)
Other	54	(11)	43	34	(11)	23
Valuation Allowance	(153)	—	(153)	(148)	—	(148)
Total Deferred Income Taxes	$443	$(478)	$(35)	$428	$(469)	$(41)
As of January 28, 2023, the Company had loss carryforwards of $133 million, of which $37 million has an indefinite carryforward. The remainder of the non-U.S. carryforwards, if unused, will expire at various dates from 2023 through 2039. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $161 million for 2022, $56 million for 2021 and $59 million for 2020.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2022, 2021 and 2020, without interest and penalties:

	2022	2021	2020
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$10	$126	$41
Decreases to Unrecognized Tax Benefits Transferred to Former Parent	—	(126)	—
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	10	10	105
Increases to Unrecognized Tax Benefits for Prior Years, Including Acquisitions	11	—	—
Decreases to Unrecognized Tax Benefits for Prior Years	—	—	(16)
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	—	—
Decreases to Unrecognized Tax Benefits due to Lapse of Statute of Limitations	—	—	(4)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$31	$10	$126
Of the total gross unrecognized tax benefits, approximately $20 million, $9 million and $121 million, at January 28, 2023, January 29, 2022, and January 30, 2021, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $9 million could change in the next 12 months due to audit settlement, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $1 million in 2022, did not recognize expense in 2021, and recognized a benefit from interest and penalties of $2 million in 2020. The Company has accrued approximately $1 million for the payment of interest and penalties as of January 28, 2023. The Company did not have an accrual for the payment of interest and penalties as of January 29, 2022. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is currently under examination, or may be subject to examination, by various U.S. federal, state, local and non-U.S. tax jurisdictions for fiscal year 2016 through 2021. The Company is no longer subject to U.S. federal examination for years prior to fiscal year 2019, state and local examinations for years prior to fiscal year 2017, or examinations in any material non-U.S. jurisdictions for years prior to fiscal year 2016. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.
On December 30, 2022, the Company acquired Adore Me. Pursuant to the Merger Agreement, the Company will be responsible for all U.S. federal, state, local and non-U.S. income taxes for any taxable period, or portion of such period, ending on or before the date of acquisition. Approximately $10 million in gross unrecognized tax benefits were established through acquisition accounting attributable to this acquisition.
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

13. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$395 million Term Loan due August 2028 (“Term Loan Facility”)	$387	$390
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	295	—
Total Senior Secured Debt with Subsidiary Guarantee	682	390
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	592
Total Senior Debt with Subsidiary Guarantee	593	592
Total	1,275	982
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,271	$978
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2023	$4
2024	4
2025	4
2026	299
2027	4
Thereafter	$975
Cash paid for interest was $52 million and $18 million in 2022 and 2021, respectively. There was no cash paid for interest in 2020.
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
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments of $4 million and $1 million for the Term Loan Facility during 2022 and 2021, respectively.
Interest under the Term Loan Facility is calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility is subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of January 28, 2023, the interest rate on loans under the Term Loan Facility was 7.98%.

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
During 2022, the Company borrowed $295 million from the ABL Facility, all of which remains outstanding as of January 28, 2023. As of January 28, 2023, the interest rate on the borrowings from the ABL Facility was 5.90%. The Company had $42 million of outstanding letters of credit as of January 28, 2023 that further reduced its availability under the ABL Facility. As of January 28, 2023, the Company's remaining availability under the ABL Facility was $259 million.
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
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of January 28, 2023, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
Foreign Facilities
Certain of the Company's China subsidiaries previously utilized revolving and term loan bank facilities to support their operations. The Foreign Facilities allowed borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings were based upon the applicable benchmark rate for the currency of each borrowing.
Certain of these facilities were guaranteed by the Former Parent and certain of the Former Parent's wholly-owned subsidiaries. The Secured Foreign Facilities allowed for borrowings and letters of credit up to $30 million. The Company borrowed $21 million and made payments of $126 million under the Secured Foreign Facilities during 2020. The Company had no borrowings or payments under the Secured Foreign Facilities during 2021. During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Secured Foreign Facilities.
The Company borrowed $13 million and made payments of $63 million under the unsecured Foreign Facilities during 2020. During the second quarter of 2020, with no borrowings outstanding, the Company terminated the unsecured Foreign Facilities.
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
14. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

The following table provides a summary of the principal value and estimated fair value of outstanding debt as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Principal Value	$995	$999
Fair Value, Estimated (a)	894	975
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of January 28, 2023 based on the terms of the borrowings under the ABL Facility.
Recurring Fair Value Measurements
The following table provides a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of January 28, 2023 (in millions):

Balance Sheet Location	January 28, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$30	$—	$—	$30
Other Long-term Liabilities	70	—	—	70
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
15. Comprehensive Income (Loss)
Comprehensive Income (Loss) includes gains and losses on foreign currency translation and derivative instruments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and Consolidated and Combined Statements of Equity.
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Income (Loss) Before Reclassifications	(7)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Loss	(4)	(4)
Balance as of January 28, 2023	$1	$1
As a result of the China joint venture agreement completed in April 2022, the Company reclassified $3 million of accumulated foreign currency translation adjustments related to the joint venture out of Accumulated Other Comprehensive Income and into Paid-in Capital in the first quarter of 2022 in order to reflect the amount attributable to the noncontrolling interest partner. For additional information, see Note 6, “Restructuring Activities.”

The following table provides the rollforward of accumulated other comprehensive income for 2021:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$4	$4
Other Comprehensive Income Before Reclassifications	1	1
Tax Effect	—	—
Current-period Other Comprehensive Income	1	1
Balance as of January 29, 2022	$5	$5
16. Commitments and Contingencies
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
Settlement of Former Parent Derivative Lawsuits
In May 2022, the U.S. District Court of the Southern District of Ohio approved a global settlement regarding certain shareholder actions against the Former Parent that were filed in 2020 and 2021. See Note 14, “Commitments and Contingencies” in the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 for additional information. Following the Separation, the settlement terms apply to both the Former Parent and the Company. Pursuant to the settlement terms, the Company committed to, among other things, invest $45 million over at least five years to fund certain management and governance measures required under the settlement agreement.
Occupancy-related Legal Matter
The Company was a tenant of portions of a building known as Two Herald Square, New York, New York (the “Premises”) pursuant to an Agreement of Lease dated August 22, 2001 (the “Lease”) with Herald Square Owner LLC (the “Landlord”). On February 20, 2021, the Company surrendered the Premises to the Landlord. On February 16, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing June 9, 2020 through February 20, 2021, the date on which the Company vacated and surrendered the Premises. By an order dated July 21, 2021, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate of the rents and charges payable under the Lease during the last month of the term of the Lease. On August 6, 2021, judgment was entered against the Company in the amount of $23 million. On September 15, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing February 21, 2021 through September 30, 2021. By an order dated April 22, 2022, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate amount of the rents and charges payable under the Lease during the last month of the term of the Lease. On May 9, 2022, judgment was entered against the Company in the amount of $22 million. The Company appealed both judgments; on March 2, 2023, the appellate court issued a denial of the appeals. As of the end of fiscal year 2022, we were fully accrued for both judgments along with interest and attorney fees. Subsequent to the end of fiscal year 2022, the Company paid the Landlord for the judgment amount in full.
17. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $43 million for 2022, $43 million for 2021 and $38 million for 2020.

The Former Parent previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan which provided benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Former Parent's Board of Directors authorized the termination of the non-qualified plan. Subsequent to the Termination Date, no additional employee contributions could be made to the non-qualified plan. The Company had a liability of $66 million related to the non-qualified plan within Accrued Expenses and Other on the January 30, 2021 Consolidated Balance Sheet. All benefits and obligations due under the non-qualified plan were fully paid during the second quarter of 2021. Total expense recognized related to the non-qualified plan was not significant for any period presented.
18. Shareholders’ Equity
Common Stock Share Repurchases & Treasury Stock Retirements
January 2023 Share Repurchase Program
In January 2023, the Company's Board of Directors approved the January 2023 Share Repurchase Program, authorizing the repurchase of up to $250 million of the Company's common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market, subject to market conditions and other factors. Shares acquired through the January 2023 Share Repurchase Program will be available to meet obligations under equity compensation plans and for general corporate purposes. The January 2023 Share Repurchase Program began upon completion of the March 2022 Share Repurchase Program and will continue until exhausted, but no later than the end of fiscal year 2023. The Company did not repurchase any shares of its common stock under the January 2023 Share Repurchase Program during fiscal year 2022.
Subsequent to the end of fiscal year 2022, the Company entered into the ASR Agreement with Goldman Sachs to repurchase $125 million of the Company's common stock. In February 2023, the Company made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of the Company's common stock. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. The final settlement of the ASR Agreement is expected to be completed in the second quarter of 2023. The ASR Agreement is a component of the January 2023 Share Repurchase Program.
March 2022 Share Repurchase Program
In March 2022, the Company's Board of Directors approved the March 2022 Share Repurchase Program, providing for the repurchase of up to $250 million of the Company's common stock. The full $250 million authorization was utilized in fiscal year 2022 to repurchase shares in the open market, subject to market conditions and other factors.
The Company repurchased the following shares of its common stock under the March 2022 Share Repurchase Program during 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	5,985	$250	$41.77
In accordance with the Board of Directors' resolution, shares of the Company's common stock repurchased under the March 2022 Share Repurchase Program were retired upon repurchase and were available to meet obligations under equity compensation plans and for general corporate purposes. As a result, the Company retired all the shares repurchased under the March 2022 Share Repurchase Program during 2022, which resulted in reductions of less than $1 million in the par value of Common Stock, $12 million in Paid-in Capital and $238 million in Retained Earnings.
December 2021 ASR Agreement
In December 2021, the Company entered into a December 2021 ASR Agreement with Goldman Sachs to repurchase $250 million of the Company's common stock. In December 2021, the Company made an initial payment of $250 million to Goldman Sachs and received an initial delivery of 4.1 million shares of the Company's common stock. The $250 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $200 million increase in Treasury Stock, which reflects the value of the initial 4.1 million shares received upon initial settlement, and a $50 million decrease in Paid-in Capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement of the December 2021 ASR Agreement. In accordance with the Board of Directors' resolution, the Company immediately retired the 4.1 million shares repurchased under the December 2021 ASR Agreement. The retirement resulted in a reduction of $200 million in Treasury Stock, less than $1 million in the par value of Common Stock, $8 million in Paid-in Capital and $192 million in Retained Earnings.

In February 2022, upon final settlement of the December 2021 ASR Agreement, the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs. The final number of shares received under the December 2021 ASR Agreement was based on the daily average of the volume-weighted average share price of the Company's common stock over the term of the December 2021 ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the December 2021 ASR Agreement. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the December 2021 ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In February 2022, the Company immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the December 2021 ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
19. Share-based Compensation
Plan Summary
Prior to the Separation, certain Company employees participated in the stock option and performance incentive plan of the Former Parent (“Former Parent's Plan”). In connection with the Separation, the Company's Board of Directors approved the 2021 Stock Option and Performance Incentive Plan (“2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted share units, performance share units, unrestricted shares, converted awards, replacement awards and substitute awards.
Under the Company’s 2021 Plan, 11 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors, in addition to the converted awards from the Separation. There were 9 million options and shares available for grant as of January 28, 2023.
Conversion at Separation
Under the terms of the Employee Matters Agreement between the Company and the Former Parent, in connection with the Separation, restricted stock and stock option equity awards granted to Company employees under the Former Parent's Plan were converted to awards representing approximately 6.0 million shares of the Company's common stock (the “Converted Awards”) under the Company's 2021 Plan. Adjustments to the underlying shares and terms of outstanding restricted stock and stock options were made to preserve the intrinsic value of the awards immediately before the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a conversion ratio of 1.665 based on the relative values of the Former Parent's pre-Separation stock price and the Company's post-Separation stock price. The outstanding awards continue to vest over their original vesting periods. The Company did not recognize any incremental compensation cost related to the adjustment of outstanding awards.
Income Statement Impact
For the period prior to the Separation, the following disclosures of share-based compensation expense recognized by the Company are based on grants related directly to Company employees, and exclude amounts related to the allocation of the Former Parent's corporate and shared employee share-based compensation expenses.
The following table provides share-based compensation expense included in the Consolidated and Combined Statements of Income (Loss) for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$18	$12	$9
General, Administrative and Store Operating Expenses	30	21	16
Total Share-based Compensation Expense	$48	$33	$25
The tax benefit associated with recognized share-based compensation expense was $9 million for 2022, $6 million for 2021 and $6 million for 2020.
Restricted Stock
Restricted stock, including restricted stock units and performance share units, generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a three-year period. The fair value of restricted stock awards is generally based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields, if applicable.

During 2022, the Company granted performance share unit awards that include a specified market condition which can adjust the number of shares that vest under the award. The market condition compares total shareholder return to that of a designated peer group over the performance period. The performance share unit awards were valued using a Monte Carlo simulation model, which requires certain assumptions, including a risk-free interest rate of 2.1% and an expected volatility of 46.3%. The risk-free interest rate assumption is based on U.S. treasury constant maturity yields on the grant date with a term corresponding to the length of the remaining performance period. Due to the Company's limited trading history, the expected volatility assumption is based on the average historical volatility of the designated peer group. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends since the Separation.
As discussed above, restricted stock awards granted to Company employees under the Former Parent's Plan prior to the Separation were converted to shares of the Company's common stock in connection with the Separation. The Converted Awards have the same terms and conditions as the original awards, including the original vesting periods.
The following table provides the Company’s restricted stock activity for the fiscal year ended January 28, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested as of January 29, 2022	4,132	$23.04
Granted	1,872	47.63
Vested	(2,312)	15.76
Cancelled	(426)	40.71
Unvested as of January 28, 2023	3,266	$39.98
The weighted-average estimated fair value of restricted stock awards granted was $47.63 per share for 2022 and $56.63 per share for 2021 after the Separation.
The Company’s total intrinsic value of restricted stock awards that vested was $118 million for 2022 and $11 million for 2021 after the Separation. The Company’s total fair value at grant date of restricted stock awards that vested was $36 million for 2022 and $3 million for 2021 after the Separation. The tax benefit realized from tax deductions associated with restricted stock awards that vested was $27 million for 2022 and $2 million for 2021 after the Separation.
As of January 28, 2023, there was $50 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
In connection with the Separation, stock options granted to Company employees under the Former Parent's Plan were converted to awards representing approximately 1.7 million shares of the Company's common stock. No stock options have been granted by the Company subsequent to the Separation.
Stock options granted under the Former Parent's Plan have a maximum term of 10 years and generally vest ratably over three to five years. The fair value of stock options was determined using the Black-Scholes option-pricing model. Stock options were granted with an exercise price equal to the fair market value of the stock on the date of grant. The determination of the fair value of the options was affected by the Former Parent's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The Company's stock option activity, including stock options granted, exercised or cancelled, for Company employees for the fiscal year ended January 28, 2023 was not significant.
As of January 28, 2023, there was $1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years. As of January 28, 2023, there were 1.3 million outstanding stock options, the majority of which were fully vested, with a total intrinsic value of $11 million.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 28, 2023 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 28, 2023 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
On March 15, 2023, our Board of Directors approved amended and restated bylaws (the “Second Amended and Restated Bylaws”), which became effective the same day. The amendments effected by the Second Amended and Restated Bylaws (i) clarify that stockholders have the right to amend the Company’s bylaws, (ii) address matters relating to the SEC’s adoption of the universal proxy rules in Rule 14a-19 of the Exchange Act, and (iii) clarify the adjournment procedures for virtual meetings of stockholders to reflect recent amendments to the Delaware General Corporation Law.
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is hereby incorporated by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors and corporate governance is set forth under the captions “Proposal One: Election of Directors,” “Corporate Governance—Role of the Board,” “—Board Composition,” “—Board Policies and Practices,” “—Board Committees,” “—Corporate Governance Policies and Practices,” and “Beneficial Ownership of Shares” in the Proxy Statement for our 2023 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Beneficial Ownership of Shares—Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K.

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
The following table summarizes share and exercise price information about the Company's equity compensation plans as of January 28, 2023.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,522,323	$34.95	(2)	8,712,016
Equity compensation plans not approved by security holders	—	—		—
Total	4,522,323	$34.95		8,712,016
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information regarding principal accountant fees and services is set forth under the captions “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated and Combined Financial Statements

The following consolidated and combined financial statements of Victoria's Secret & Co. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements

Consolidated and Combined Statements of Income (Loss) for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated and Combined Statements of Comprehensive Income (Loss) for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022

Consolidated and Combined Statements of Equity for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated and Combined Statements of Cash Flows for the Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

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

2.2
Agreement and Plan of Merger, dated as of November 1, 2022, by and among Victoria’s Secret & Co., Fashion Holding Group, Inc., AdoreMe, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 1, 2022).

		3.	Articles of Incorporation and Bylaws.

		3.1	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

		3.2	Second Amended and Restated Bylaws of Victoria’s Secret & Co.

		4.	Instruments Defining the Rights of Security Holders.

		4.1	Description of the Registrant's Securities.

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

		10.	Material Contracts.

10.1**	Retention Agreement by and between L Brands, Inc. and Greg Unis, dated as of September 15, 2020 (incorporated by reference to Exhibit 10.19 to the Company's Form 10/A filed on July 1, 2021).

10.2**
Executive Employment Agreement by and between VS Service Company, LLC and Martin Waters, dated as of May 22, 2021 (incorporated by reference to Exhibit 10.16 to the Company's Form 10/A filed on July 1, 2021).

10.3**
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

10.6**
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

10.9**	Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed on July 19, 2021).

10.10**	Victoria’s Secret & Co. Associate Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on July 19, 2021).

10.11
L Brands to VS Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2021).

10.12
VS to L Brands Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2021).

10.13	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2021).

10.14	Employee Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on August 3, 2021).

10.15
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on August 3, 2021).

10.16
First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.17
Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.18**	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.19	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

10.20**
Executive Severance Agreement by and between VS Service Company, LLC and Dein Boyle, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 3, 2022).

10.21
Amendment No. 1 to L Brands to VS Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on September 8, 2022).

10.22
Amendment No. 1 to VS to L Brands Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on September 8, 2022).

10.23^	Amendment No. 2 to L Brands to VS Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated January 23, 2023.

10.24^	Amendment No. 2 to VS to L Brands Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated January 23, 2023.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP., independent registered public accounting firm.

24.1	Powers of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2023

VICTORIA'S SECRET & CO. (Registrant)

By:	/s/ Timothy Johnson
Timothy Johnson Chief Financial and Administrative Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2023:

Signature	Title

/s/ Martin Waters	Director and Chief Executive Officer
Martin Waters	(Principal Executive Officer)

/s/ Timothy Johnson	Chief Financial and Administrative Officer
Timothy Johnson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donna James*	Chair of the Board of Directors
Donna James

/s/ Irene Chang Britt*	Director
Irene Chang Britt

/s/ Jacqueline Hernández*	Director
Jacqueline Hernández

/s/ Lauren Peters*	Director
Lauren Peters

/s/ Sarah Davis*	Director
Sarah Davis

/s/ Anne Sheehan*	Director
Anne Sheehan

/s/ Mariam Naficy *	Director
Mariam Naficy

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Timothy Johnson
Timothy Johnson Attorney-in-fact