Form 10-Q
period 2023-04-29
Victoria's Secret & Co.
filed 2023-06-02
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of May 26, 2023, the number of outstanding shares of the Registrant’s common stock was 77,149,277 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2023” and “first quarter of 2022” refer to the thirteen-week periods ended April 29, 2023 and April 30, 2022, respectively, and “fiscal year 2023” and “fiscal year 2022” refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2023	2022
Net Sales	$1,407	$1,484
Costs of Goods Sold, Buying and Occupancy	(905)	(962)
Gross Profit	502	522
General, Administrative and Store Operating Expenses	(474)	(428)
Operating Income	28	94
Interest Expense	(22)	(12)
Other Loss	—	(4)
Income Before Income Taxes	6	78
Provision for Income Taxes	2	2
Net Income	4	76
Less: Net Income (Loss) Attributable to Noncontrolling Interest	3	(5)
Net Income Attributable to Victoria's Secret & Co.	$1	$81
Net Income Per Basic Share Attributable to Victoria's Secret & Co.	$0.01	$0.96
Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.01	$0.93

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	First Quarter
	2023	2022
Net Income	$4	$76
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	1
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	3
Total Other Comprehensive Income (Loss), Net of Tax	(1)	4
Total Comprehensive Income	3	80
Less: Net Income (Loss) Attributable to Noncontrolling Interest	3	(5)
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	1	1
Comprehensive Income (Loss) Attributable to Victoria's Secret & Co.	$(1)	$84

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	April 29, 2023	January 28, 2023	April 30, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$132	$427	$204
Accounts Receivable, Net	126	141	152
Inventories	1,041	1,052	1,046
Other	136	117	112
Total Current Assets	1,435	1,737	1,514
Property and Equipment, Net	834	846	901
Operating Lease Assets	1,245	1,232	1,299
Goodwill	368	365	—
Trade Names	288	289	246
Other Intangible Assets, Net	132	137	—
Deferred Income Taxes	16	18	17
Other Assets	87	87	88
Total Assets	$4,405	$4,711	$4,065
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$388	$481	$443
Accrued Expenses and Other	649	737	607
Current Debt	4	4	4
Current Operating Lease Liabilities	298	310	299
Income Taxes	30	47	98
Total Current Liabilities	1,369	1,579	1,451
Deferred Income Taxes	62	53	63
Long-term Debt	1,271	1,271	977
Long-term Operating Lease Liabilities	1,219	1,201	1,274
Other Long-term Liabilities	197	206	49
Total Liabilities	4,118	4,310	3,814
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 78, 80, and 83 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	173	195	166
Accumulated Other Comprehensive Income (Loss)	(1)	1	8
Retained Earnings	92	186	52
Total Victoria's Secret & Co. Shareholders' Equity	265	383	227
Noncontrolling Interest	22	18	24
Total Equity	287	401	251
Total Liabilities and Equity	$4,405	$4,711	$4,065

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

First Quarter 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income	—	—	—	—	1	—	1	3	4
Other Comprehensive Income (Loss)	—	—	—	(2)	—	—	(2)	1	(1)
Total Comprehensive Income (Loss)	—	—	—	(2)	1	—	(1)	4	3
Repurchases of Common Stock	(2)	—	(25)	—	—	(101)	(126)	—	(126)
Treasury Share Retirements	—	—	(6)	—	(95)	101	—	—	—
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	(1)	—	(9)	—	—	—	(9)	—	(9)
Other	1	—	4	—	—	—	4	—	4
Balance, April 29, 2023	78	$1	$173	$(1)	$92	$—	$265	$22	$287

First Quarter 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	81	—	81	(5)	76
Other Comprehensive Income	—	—	—	3	—	—	3	1	4
Total Comprehensive Income (Loss)	—	—	—	3	81	—	84	(4)	80
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(3)	—	50	—	—	(159)	(109)	—	(109)
Treasury Share Retirements	—	—	(4)	—	(155)	159	—	—	—
Share-based Compensation Expense	—	—	12	—	—	—	12	—	12
Tax Payments related to Share-based Awards	(1)	—	(38)	—	—	—	(38)	—	(38)
Other	2	—	4	—	—	—	4	—	4
Balance, April 30, 2022	83	$1	$166	$8	$52	$—	$227	$24	$251

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2023	2022
Operating Activities:
Net Income	$4	$76
Adjustments to Reconcile Net Income to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	73	70
Share-based Compensation Expense	14	12
Deferred Income Taxes	10	5
Amortization of Fair Value Adjustment to Acquired Inventories	9	—
Changes in Assets and Liabilities:
Accounts Receivable	14	10
Inventories	2	(98)
Accounts Payable, Accrued Expenses and Other	(180)	(200)
Income Taxes	(18)	(12)
Other Assets and Liabilities	(36)	(9)
Net Cash Used for Operating Activities	(108)	(146)
Investing Activities:
Capital Expenditures	(55)	(21)
Investment in Frankies Bikinis, LLC	—	(18)
Other Investing Activities	—	(9)
Net Cash Used for Investing Activities	(55)	(48)
Financing Activities:
Repurchases of Common Stock	(125)	(109)
Borrowings from Asset-based Revolving Credit Facility	15	—
Repayments of Borrowings from Asset-based Revolving Credit Facility	(15)	—
Tax Payments related to Share-based Awards	(9)	(38)
Proceeds from Stock Option Exercises	3	3
Payments of Long-term Debt	(1)	(1)
Cash Received from Noncontrolling Interest Partner	—	55
Other Financing Activities	—	(1)
Net Cash Used for Financing Activities	(132)	(91)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(295)	(286)
Cash and Cash Equivalents, Beginning of Period	427	490
Cash and Cash Equivalents, End of Period	$132	$204

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has more than 900 stores in the U.S., Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com and other online channels worldwide. Additionally, the Company has approximately 440 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
On December 30, 2022, the Company completed its acquisition of 100% of AdoreMe, Inc. (“Adore Me”), a digitally-native intimates brand. For additional information, see Note 2, “Acquisition.”
In July 2022, the Company announced a new, simplified corporate leadership structure designed to unite the Company's brands, better align its teams with a shifting consumer landscape and enable better execution of its strategy. The restructuring eliminated approximately 160 management roles, or approximately 5% of the Company's home office headcount. In the fourth quarter of 2022 and in the first quarter of 2023, the Company implemented additional restructuring actions to continue to reorganize and improve its organizational structure. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2023” and “first quarter of 2022” refer to the thirteen-week periods ended April 29, 2023 and April 30, 2022, respectively, and “fiscal year 2023” and “fiscal year 2022” refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended April 29, 2023 and April 30, 2022 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week period ended April 29, 2023 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending February 3, 2024.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income, and the Company's share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC (“Frankies Bikinis”) in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.

The carrying values of equity method investments were $58 million as of April 29, 2023, $56 million as of January 28, 2023 and $54 million as of April 30, 2022. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income (Loss) Attributable to Noncontrolling Interest in the Consolidated Statements of Income. Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company. For additional information, see Note 4, “Restructuring Activities.”
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of April 29, 2023, the Company's investment portfolio is primarily comprised of bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $155 million as of April 29, 2023, $213 million as of January 28, 2023 and $137 million as of April 30, 2022.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2023 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
2. Acquisition
On December 30, 2022, the Company completed the acquisition of 100% of Adore Me. Adore Me is a direct-to-consumer lingerie and apparel brand with technology driven commerce service and a series of innovation-driven products. The acquisition creates the opportunity for the Company to leverage Adore Me's expertise and technology to continue to improve the Victoria's Secret and PINK customer shopping experience and accelerate the modernization of the Company's digital platform.
Under the terms of the definitive agreement setting forth the terms and conditions of the acquisition (the “Merger Agreement”), the Company made an upfront cash payment of $391 million at closing and will pay further cash consideration in an aggregate amount of at least $80 million, consisting of a fixed payment to be made on or prior to January 15, 2025, and up to $300 million based on the performance of Adore Me and achievement of specified strategic objectives and certain EBITDA and net revenue goals within the two-year period following closing of the transaction. Under the terms of the Merger Agreement, up to $60 million of the further cash consideration is subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”). These Contingent Compensation Payments are not included as consideration when applying the acquisition method of accounting and are recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income if and when earned in future periods.

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
The Company accounted for the acquisition of Adore Me using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their preliminary fair values, and as a result, the estimates and assumptions are subject to change. The Company is still in the process of finalizing the valuation estimates and final purchase price allocation which includes potential adjustments related to the final working capital settlement and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of the acquisition. In the first quarter of 2023, the Company recorded certain measurement period adjustments based on additional information, primarily related to assumed deferred income tax liabilities and acquired accounts receivable, resulting in a $3 million increase to Goodwill, a $1 million increase to Deferred Income Tax Liabilities, a $1 million increase to Accrued Expenses and Other and a $1 million decrease to Accounts Receivable.
The following is a preliminary purchase price allocation of assets acquired and liabilities assumed as of December 30, 2022 related to the Adore Me acquisition:

	Initial Allocation	Measurement Period Adjustments	Adjusted Allocation
	(in millions)
Accounts Receivable	$1	$(1)	$—
Inventories	105	—	105
Other Current Assets	7	—	7
Property and Equipment, Net	12	—	12
Operating Lease Assets	5	—	5
Goodwill	365	3	368
Trade Name	43	—	43
Other Intangible Assets	137	—	137
Other Assets	1	—	1
Accounts Payable	17	—	17
Accrued Expenses and Other	88	1	89
Current Operating Lease Liabilities	2	—	2
Deferred Income Tax Liabilities	21	1	22
Long-term Operating Lease Liabilities	3	—	3
Other Long-term Liabilities	8	—	8
Net Assets Acquired and Liabilities Assumed	$537	$—	$537
The following table represents the definite-lived intangible assets acquired, the preliminary fair values and respective useful lives:

	Useful Life	Preliminary Fair Value
		(in millions)
Customer Relationships	7 years	$81
Developed Technology	6 years	56
Trade Name	10 years	43
Total Definite-Lived Intangible Assets		$180
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
The Company consolidates Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the three-month period subsequent to the acquisition date are recorded in the Company's consolidated financial statements in the first quarter of 2023.
In the first quarter of 2023, the Company recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, income related to changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. During the first quarter of 2023, the Company recognized total related costs of $17 million, including $9 million in Costs of Goods Sold, Buying and Occupancy, $7 million in General, Administrative and Store Operating Expenses and $1 million in Interest Expense. See Note 12, “Fair Value of Financial Instruments” for further information on the contingent consideration. The deferred consideration liability for the future fixed payment is included within Other Long-term Liabilities in the Consolidated Balance Sheets and was $72 million as of April 29, 2023 and $71 million as of January 28, 2023.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $99 million as of April 29, 2023, $101 million as of January 28, 2023 and $100 million as of April 30, 2022. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $284 million as of April 29, 2023, $309 million as of January 28, 2023 and $238 million as of April 30, 2022. The Company recognized $60 million as revenue in the first quarter of 2023 from amounts recorded as deferred revenue at the beginning of the year. As of April 29, 2023, the Company recorded deferred revenue of $266 million within Accrued Expenses and Other, and $18 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the first quarter of 2023 and 2022:

	First Quarter
	2023	2022
	(in millions)
Stores – North America (a)	$786	$931
Direct (a)	464	421
International (b)	157	132
Total Net Sales	$1,407	$1,484
 _______________
(a)Results for the first quarter of 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
In April 2022, the Company launched a new Victoria's Secret and PINK co-branded credit card through which customers can earn points on purchases of Victoria's Secret and PINK product as well as on purchases outside of the Company. The co-branded credit card is in addition to Victoria's Secret's existing U.S. private label credit card. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the credit card programs. Revenue earned in connection with the Company's credit card arrangements with the third-party is primarily recognized based on credit card sales and usage.
The Company recognized Net Sales of $23 million and $26 million for the first quarter of 2023 and 2022, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $200 million and $184 million for the first quarter of 2023 and 2022, respectively.

4. Restructuring Activities
Organizational Restructuring
In the first quarter of 2023, the Company implemented additional restructuring actions to continue to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2023 Consolidated Statement of Income.
During the second quarter and fourth quarter of 2022, the Company implemented restructuring actions to reorganize and improve its organizational structure. As a result, during 2022, the Company incurred pre-tax severance and related costs of $35 million, of which $21 million are included in General, Administrative and Store Operating Expenses and $14 million are included in Costs of Goods Sold, Buying and Occupancy.
During the first quarter of 2023, the Company made payments of $5 million related to severance and related costs associated with these reductions. As of April 29, 2023, liabilities related to these restructuring activities of $22 million are included in the April 29, 2023 Consolidated Balance Sheet.
Victoria's Secret China
In April 2022, the Company announced the completion of the joint venture agreement with Regina Miracle International (Holdings) Limited (“Regina Miracle”), a company listed on the Hong Kong Stock Exchange, related to its existing Company-owned business in China. The Company and Regina Miracle formed a joint venture to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, the Company owns 51% of the joint venture and Regina Miracle owns the remaining 49%. The Company received $45 million in cash from Regina Miracle during the first quarter of 2022 as consideration for its investment in the joint venture. In connection with the execution of the agreement, the Company and Regina Miracle each contributed $10 million in cash to the joint venture. The cash received from Regina Miracle is reflected within Cash Received from Noncontrolling Interest Partner in the 2022 Consolidated Statement of Cash Flows.
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations will continue to be consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is now reflected in Noncontrolling Interest in the Consolidated Balance Sheets and in Net Income (Loss) Attributable to Noncontrolling Interest in the Consolidated Statements of Income.
5. Earnings Per Share and Shareholders' Equity
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2023 and 2022:

	First Quarter
	2023	2022
	(in millions)
Common Shares	78	84
Treasury Shares	—	—
Basic Shares	78	84
Effect of Dilutive Awards (a)	2	3
Diluted Shares	80	87
Anti-dilutive Awards (a)	1	1
 _______________
(a)Shares underlying certain options, restricted stock units and performance share units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders' Equity
Common Stock Share Repurchases & Treasury Stock Retirements
January 2023 Share Repurchase Program
In January 2023, the Company's Board of Directors approved a share repurchase program (“January 2023 Share Repurchase Program”), authorizing the repurchase of up to $250 million of the Company's common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market or as otherwise authorized by the Board of Directors, subject to market conditions and other factors. Shares acquired through the January 2023 Share Repurchase Program will be available to meet obligations under the Company's equity compensation plans and for general corporate purposes. The January 2023 Share Repurchase Program began upon completion of the March 2022 Share Repurchase Program and will continue until exhausted, but no later than the end of fiscal year 2023. The Company did not repurchase any shares of its common stock under the January 2023 Share Repurchase Program during fiscal year 2022.
In February 2023, as part of the January 2023 Share Repurchase Program, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $125 million of the Company's common stock. In February 2023, the Company made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of the Company's common stock. The final number of shares repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. The final settlement of the ASR Agreement occurred in May 2023 subsequent to the end of the first quarter of 2023. At final settlement, the Company received an additional 1.3 million shares of the Company's common stock from Goldman Sachs.
As of April 29, 2023, the $125 million payment to Goldman Sachs is recognized as a reduction to shareholders’ equity, consisting of a $100 million increase in Treasury Stock, which reflects the value of the initial 2.4 million shares received upon initial settlement, and a $25 million decrease in Paid-in Capital, which reflects the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement. The $25 million recorded in Paid-in Capital as of April 29, 2023 will be reclassified to Treasury Stock in the second quarter of 2023 in connection with the final settlement of the ASR Agreement. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022. In accordance with the Board of Directors' resolution, upon delivery the Company immediately retired the 2.4 million shares repurchased under the ASR Agreement in the first quarter of 2023. The retirement resulted in a reduction of $101 million in Treasury Stock, less than $1 million in the par value of Common Stock, $6 million in Paid-in Capital and $95 million in Retained Earnings in the first quarter of 2023.
As of April 29, 2023, the Company was authorized to repurchase up to $150 million of the Company's common stock under the January 2023 Share Repurchase Program. Of the remaining authorization as of April 29, 2023, $25 million represents the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement.
March 2022 Share Repurchase Program
In March 2022, the Company's Board of Directors approved a share repurchase program (“March 2022 Share Repurchase Program”), providing for the repurchase of up to $250 million of the Company's common stock. The $250 million authorization was utilized in fiscal year 2022 to repurchase shares in the open market, subject to market conditions and other factors.
The Company repurchased the following shares of its common stock under the March 2022 Share Repurchase Program during the first quarter of 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	2,162	$109	$50.43
In accordance with the Board of Directors' resolution, shares of the Company's common stock repurchased under the March 2022 Share Repurchase Program were retired upon repurchase and are available to meet obligations under equity compensation plans and for general corporate purposes. As a result, during the first quarter of 2022 the Company retired 2.2 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $4 million in Paid-in Capital and $105 million in Retained Earnings.

December 2021 Accelerated Share Repurchase Agreement
In February 2022, upon final settlement of the Company's December 2021 accelerated share repurchase agreement (“December 2021 ASR Agreement”) with Goldman Sachs, the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. In connection with the settlement of the December 2021 ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In February 2022, the Company immediately retired the additional 0.3 million shares repurchased in connection with the settlement of the December 2021 ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
6. Inventories
The following table provides details of Inventories as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Finished Goods Merchandise	$983	$997	$996
Raw Materials and Merchandise Components	58	55	50
Total Inventories	$1,041	$1,052	$1,046
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Property and Equipment, at Cost	$3,676	$3,716	$3,675
Accumulated Depreciation and Amortization	(2,842)	(2,870)	(2,774)
Property and Equipment, Net	$834	$846	$901
Depreciation expense was $67 million and $70 million for the first quarter of 2023 and 2022, respectively.
8. Intangible Assets
Goodwill
The Company's goodwill was established as a result of the acquisition of Adore Me on December 30, 2022. For additional information, see Note 2, “Acquisition.” Prior to the acquisition of Adore Me, the Company did not have any goodwill.
The following table shows the change in the carrying value of goodwill:

(in millions)
Balance, January 28, 2023	$365
Adjustments (a)	3
Balance, April 29, 2023	$368
 _______________
(a)Includes measurement period adjustments related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition.”
Trade Name - Indefinite-Lived
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.

Definite-Lived Intangible Assets
The Company's definite-lived intangible assets were established as a result of the acquisition of Adore Me. Prior to the acquisition of Adore Me, the Company did not have any definite-lived intangible assets.
The following table provides details of the gross carrying amount and accumulated amortization of the Company's definite-lived intangible assets as of April 29, 2023 and January 28, 2023:

	April 29, 2023	January 28, 2023
	(in millions)
Gross Definite-Lived Intangible Assets
Customer Relationships	$81	$81
Developed Technology	56	56
Adore Me Trade Name	43	43
Total Gross Definite-Lived Intangible Assets	$180	$180

Accumulated Amortization
Customer Relationships	$(3)	$—
Developed Technology	(2)	—
Adore Me Trade Name	(1)	—
Total Accumulated Amortization	(6)	—
Total Definite-Lived Intangible Assets, Net	$174	$180
Amortization expense for intangible assets was $6 million for the first quarter of 2023. There was no amortization expense recorded related to these definite-lived intangible assets in fiscal year 2022.
9. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Deferred Revenue on Gift Cards	$221	$238	$181
Compensation, Payroll Taxes and Benefits	95	105	88
Accrued Marketing	42	37	34
Taxes, Other than Income	39	40	24
Deferred Revenue on Loyalty and Credit Card Programs	34	40	24
Contingent Consideration Related to Adore Me Acquisition	31	30	—
Returns Reserve	15	22	18
Accrued Freight and Other Logistics	14	16	30
Accrued Interest	14	7	12
Rent	12	63	65
Deferred Revenue on Direct Shipments not yet Delivered	11	13	12
Accrued Claims on Self-insured Activities	8	8	4
Other	113	118	115
Total Accrued Expenses and Other	$649	$737	$607
10. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

For the first quarter of 2023, the Company’s effective tax rate was 34.0% compared to 2.4% in the first quarter of 2022. The first quarter of 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible further cash consideration liability under the terms of the Merger Agreement. The first quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the first quarter of 2022.
The Company paid income taxes in the amount of $16 million and $10 million for the first quarter of 2023 and 2022, respectively.
11. Long-term Debt and Borrowing Facilities
The following table provides the Company's outstanding debt balance, net of unamortized debt issuance costs and discounts, as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$394 million Term Loan due August 2028 (“Term Loan Facility”)	$387	$387	$389
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	295	295	—
Total Senior Secured Debt with Subsidiary Guarantee	682	682	389
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	593	592
Total Senior Debt with Subsidiary Guarantee	593	593	592
Total	1,275	1,275	981
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,271	$1,271	$977
Cash paid for interest was $13 million and $4 million for the first quarter of 2023 and first quarter of 2022, respectively.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments of $1 million for the Term Loan Facility during both the first quarter of 2023 and the first quarter of 2022.
Interest under the Term Loan Facility is calculated by reference to the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility is subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of April 29, 2023, the interest rate on the loans under the Term Loan Facility was 8.24%.
On May 8, 2023, subsequent to the end of the first quarter of 2023, the Company amended its Term Loan Facility to allow for an early transition to using the Secured Overnight Financing Rate (“SOFR”) instead of LIBOR. In accordance with the amendment, interest on SOFR loans under the Term Loan Facility will be calculated by reference to SOFR, plus an interest rate margin ranging from 3.36% to 3.68%.

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
During the first quarter of 2023, the Company borrowed $15 million and made payments of $15 million under the ABL Facility. As of April 29, 2023, there were borrowings of $295 million outstanding under the ABL Facility and the interest rate on the borrowings was 6.71%. The Company had $30 million of outstanding letters of credit as of April 29, 2023 that further reduced its availability under the ABL Facility. As of April 29, 2023, the Company's remaining availability under the ABL Facility was $308 million.
On May 8, 2023, subsequent to the end of the first quarter of 2023, the Company amended its ABL Facility to allow for an early transition to using SOFR instead of LIBOR. In accordance with the amendment, interest on SOFR loans under the ABL Facility will be calculated by reference to SOFR, plus an interest rate margin based on average daily excess availability ranging from 1.60% to 2.10%.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of April 29, 2023, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
12. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding debt as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Principal Value	$994	$995	$998
Fair Value, Estimated (a)	873	894	881
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of April 29, 2023 based on the terms of the borrowings from the ABL Facility.

Recurring Fair Value Measurements
The following tables provide a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of April 29, 2023 and January 28, 2023 (in millions):

Balance Sheet Location	April 29, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$31	$—	$—	$31
Other Long-term Liabilities	62	—	—	62

Balance Sheet Location	January 28, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$30	$—	$—	$30
Other Long-term Liabilities	70	—	—	70
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses on the Consolidated Statements of Income. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
13. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income (loss) attributable to Victoria's Secret & Co. for the first quarter of 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(2)	(2)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(2)	(2)
Balance as of April 29, 2023	$(1)	$(1)
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
Settlement of Former Parent Derivative Lawsuits
In May 2022, the U.S. District Court of the Southern District of Ohio approved a global settlement regarding certain shareholder actions against L Brands, Inc. (the “Former Parent”) that were filed in 2020 and 2021. See Note 14, “Commitments and Contingencies” in the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 for additional information. The settlement terms apply to both the Former Parent and the Company. Pursuant to the settlement terms, the Company committed to, among other things, invest $45 million over at least five years to fund certain management and governance measures required under the settlement agreement.
Occupancy-related Legal Matter
The Company was a tenant of portions of a building known as Two Herald Square, New York, New York (the “Premises”) pursuant to an Agreement of Lease dated August 22, 2001 (the “Lease”) with Herald Square Owner LLC (the “Landlord”). On February 20, 2021, the Company surrendered the Premises to the Landlord. On February 16, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing June 9, 2020 through February 20, 2021, the date on which the Company vacated and surrendered the Premises. By an order dated July 21, 2021, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate of the rents and charges payable under the Lease during the last month of the term of the Lease. On August 6, 2021, judgment was entered against the Company in the amount of $23 million. On September 15, 2021, the Landlord filed a Motion for Partial Summary Judgment seeking treble holdover damages against the Company for the period commencing February 21, 2021 through September 30, 2021. By an order dated April 22, 2022, the court granted the Landlord’s motion and awarded it damages in an amount equal to three times the aggregate amount of the rents and charges payable under the Lease during the last month of the term of the Lease. On May 9, 2022, judgment was entered against the Company in the amount of $22 million. The Company appealed both judgments; on March 2, 2023, the appellate court issued a denial of the appeals. During the first quarter of 2023, the Company paid the Landlord for the judgment amount in full.

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
•    our ability to realize the potential benefits and synergies sought with the acquisition of Adore Me;
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

Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements.
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
In the first quarter of 2023, our operating income was $28 million compared to $94 million in the first quarter of 2022, and our operating income rate (expressed as a percentage of net sales) was 2.0% compared to 6.3% last year. The operating income decrease in the first quarter of 2023 compared to the first quarter of 2022 was primarily driven by a decrease in net sales and gross profit and an increase in general, administrative and store operating expense. Net sales decreased $77 million, or 5%, to $1.407 billion compared to $1.484 billion in the first quarter of 2022 and comparable sales decreased 11% in the first quarter of 2023. Our North American store sales decreased $145 million, to $786 million compared to $931 million in the first quarter of 2022 driven by a decrease in traffic results which were down compared to the first quarter of 2022. Our North American store sales were also impacted by decreases in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and average unit retail (which we define as the average price per unit purchased) in the quarter compared to the first quarter of 2022. Our direct channel sales increased by 10%, or $43 million, to $464 million compared to $421 million in the first quarter of 2022, as Adore Me sales were reported in our results in 2023 for the first time. On a comparative basis, an increase in units per transaction was more than offset by a decrease in average unit retail and conversion.
Despite a macro environment that remained challenging on the customer, we continue to focus on our strategic growth plans and the three pillars of our strategy: strengthening our core, igniting growth and transforming the foundation. We are committed to optimizing our performance in the current challenging environment by focusing on what is within our control, and we are confident in our strategic growth plan and remain committed to delivering long-term sustainable value for our shareholders.
For additional information related to our first quarter of 2023 financial performance, see “Results of Operations.”
Financial Impacts of the Adore Me Acquisition
We consolidate Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the three-month period subsequent to the acquisition date are recorded in our results in the first quarter of 2023.
In the first quarter of 2023, we recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, income related to changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. For additional information, see Note 2, “Acquisition.”

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria's Secret & Co. and net income per diluted share attributable to Victoria's Secret & Co. on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
(in millions, except per share amounts)	2023	2022
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$28	$94
Restructuring Charge (a)	11	—
Adore Me Acquisition-related Items (b)	10	—
Amortization of Intangible Assets (c)	6	—
Occupancy-related Legal Matter (d)	—	22
Adjusted Operating Income	$55	$116

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria's Secret & Co.
Reported Net Income Attributable to Victoria's Secret & Co. - GAAP	$1	$81
Restructuring Charge (a)	11	—
Adore Me Acquisition-related Items (b)	11	—
Amortization of Intangible Assets (c)	6	—
Occupancy-related Legal Matter (d)	—	22
Tax Effect of Adjusted Items	(7)	(6)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$22	$97

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$0.01	$0.93
Restructuring Charge (a)	0.10	—
Adore Me Acquisition-related Items (b)	0.10	—
Amortization of Intangible Assets (c)	0.06	—
Occupancy-related Legal Matter (d)	—	0.19
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.28	$1.11
 ________________
(a)In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax), $8 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to restructuring activities to continue to reorganize and improve our organizational structure. For additional information, see Note 4, “Restructuring Activities” included in Item 1. Financial Statements.
(b)In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax) within net income, $9 million included in costs of goods sold, buying and occupancy expense, $1 million included in interest expense and $1 million included in general, administrative and store operating expense, related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.
(c)In the first quarter of 2023, we recognized $6 million of amortization expense ($5 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 8, “Intangible Assets” included in Item 1. Financial Statements.

(d)In the first quarter of 2022, we recognized a pre-tax charge of $22 million ($16 million after-tax), included in buying and occupancy expense, related to a legal matter with a landlord regarding a high-profile store that we surrendered to the landlord prior to our separation from the Former Parent. For additional information, see Note 14, “Commitments and Contingencies” included in Item 1. Financial Statements.
Store Data
The following table compares the first quarter of 2023 U.S. company-operated store data to the first quarter of 2022:

	First Quarter
	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$133	$158	(16%)
Sales per Average Store (in thousands) (a)	$915	$1,096	(17%)
Average Store Size (selling square feet)	6,891	6,943	(1%)
Total Selling Square Feet (in thousands)	5,600	5,589	—%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for the first quarter of 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	April 29, 2023
Company-Operated:
U.S.	812	1	(6)	807
Canada	25	—	(1)	24
Subtotal Company-Operated	837	1	(7)	831

China Joint Venture:
Beauty & Accessories (a)	39	1	(2)	38
Full Assortment	33	1	—	34
Subtotal China Joint Venture	72	2	(2)	72

Partner-Operated:
Beauty & Accessories	308	2	(5)	305
Full Assortment	135	4	(6)	133
Subtotal Partner-Operated	443	6	(11)	438

Adore Me	6	—	—	6
Total	1,358	9	(20)	1,347
________________
(a)Includes fourteen partner-operated stores as of April 29, 2023.

The following table represents store data for the first quarter of 2022:

	Stores at			Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Joint Venture	April 30, 2022
Company-Operated:
U.S.	808	—	(3)	—	805
Canada	26	—	—	—	26
Subtotal Company-Operated	834	—	(3)	—	831

China Joint Venture:
Beauty & Accessories (a)	35	—	(2)	8	41
Full Assortment	30	—	—	—	30
Subtotal China Joint Venture	65	—	(2)	8	71

Partner-Operated:
Beauty & Accessories	335	1	(4)	(8)	324
Full Assortment	128	3	—	—	131
Subtotal Partner-Operated	463	4	(4)	(8)	455
Total	1,362	4	(9)	—	1,357
________________
(a)Includes eight partner-operated stores as of April 30, 2022.
Results of Operations
First Quarter of 2023 Compared to First Quarter of 2022
Operating Income
For the first quarter of 2023, operating income decreased $66 million, to $28 million, compared to operating income of $94 million in the first quarter of 2022, and the operating income rate (expressed as a percentage of net sales) decreased to 2.0% from 6.3%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2023 in comparison to the first quarter of 2022:

	2023	2022	% Change
First Quarter	(in millions)
Stores – North America (a)	$786	$931	(16%)
Direct (a)	464	421	10%
International (b)	157	132	19%
Total Net Sales	$1,407	$1,484	(5%)
 _______________
(a)Results for the first quarter of 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the first quarter of 2022 to the first quarter of 2023:

(in millions)
2022 Net Sales	$1,484
Comparable Store Sales	(124)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(10)
Direct Channels (a)	60
Credit Card Programs	(4)
International Wholesale, Royalty and Other	6
Foreign Currency Translation	(5)
2023 Net Sales	$1,407
 _______________
(a)Results for the first quarter of 2023 include Adore Me sales.
The following table compares the first quarter of 2023 comparable sales to the first quarter of 2022:

	2023	2022
Comparable Sales (Stores and Direct) (a)	(11%)	(8%)
Comparable Store Sales (a)	(14%)	(3%)
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
Net sales in the first quarter of 2023 decreased $77 million, or 5%, to $1.407 billion compared to $1.484 billion in the first quarter of 2022.
In the stores channel, our North America net sales decreased $145 million, or 16%, to $786 million compared to the first quarter of 2022 driven by a decrease in traffic which was down compared to the first quarter last year and sequentially got worse compared to the fourth quarter of 2022. Our North American store sales were also impacted by decreases in conversion and average unit retail in the quarter compared to the first quarter of 2022.
In the direct channel, net sales increased $43 million, or 10%, to $464 million, as Adore Me sales were reported in our results in 2023 for the first time. On a comparable basis, an increase in units per transaction was more than offset by a decrease in average unit retail and conversion.
In the international channel, net sales increased $25 million, or 19%, to $157 million compared to the first quarter of 2022, as stores and online sales increased due to increased traffic in most countries outside of North America and positive customer acceptance of our product assortment.
Gross Profit
For the first quarter of 2023, our gross profit decreased $20 million compared to the first quarter of 2022 to $502 million, and our gross profit rate (expressed as a percentage of net sales) increased to 35.7% from 35.1%.
The decrease in gross profit dollars was due to the decrease in merchandise margin dollars driven by the decrease in net sales and the increase in promotional activity, partially offset by a decrease in supply chain costs compared to the first quarter of 2022. Buying and occupancy expenses were down compared to the first quarter of 2022, primarily driven by a legal reserve of $22 million related to a landlord matter in the first quarter last year, partially offset by the inclusion of Adore Me buying and occupancy expenses in the current year. Additionally, the decrease in gross profit dollars was driven by the partial recognition in gross profit of the inventory fair value step-up adjustment related to acquired inventory from Adore Me.
The gross profit rate increase was driven by a decrease in supply chain costs compared to the first quarter of 2022, partially offset by increased promotional activity and deleverage in buying and occupancy expenses in the quarter as a result of the decrease in sales compared to the first quarter of 2022.

General, Administrative and Store Operating Expenses
For the first quarter of 2023, our general, administrative and store operating expenses increased $46 million, or 11%, compared to the first quarter of 2022 to $474 million. The increase in general, administrative and store operating expenses compared to the first quarter of 2022 was primarily due to the inclusion of Adore Me general, administrative and store operating expenses for the first time during the first quarter of 2023. The increase in general, administrative and store operating expenses was also driven by restructuring charges of $8 million and amortization of intangible assets acquired from Adore Me of $6 million in the first quarter of 2023.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 33.7% from 28.8% primarily due to the inclusion of Adore Me general, administrative and store operating expenses for the first time in the first quarter of 2023.
Interest Expense
For the first quarter of 2023, our interest expense increased $10 million to $22 million compared to the first quarter of 2022, primarily driven by a higher average borrowing rate for our Term Loan Facility and the increase in our outstanding debt due to the borrowings from the ABL Facility during the third and fourth quarters of 2022.
Provision for Income Taxes
For the first quarter of 2023, the Company's effective tax rate was 34.0% compared to 2.4% in the first quarter of 2022. The first quarter of 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible further cash consideration liability under the terms of the Merger Agreement. The first quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax related to share-based compensation awards that vested in the first quarter of 2022.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided by (used for) operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
Our ability to fund our operating needs is primarily dependent upon our ability to continue to generate positive cash flow from operations, as well as borrowing capacity under our ABL Facility, which we rely on to supplement cash generated by our operating activities, particularly when our need for working capital peaks in the summer and fall months as discussed above. Management believes that our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to consider investment opportunities that may arise. However, certain investment opportunities may require us to seek additional debt or equity financing, and there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if at all, in the future.
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

The following table provides a summary of our working capital position and capitalization as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(108)	$437	$(146)
Capital Expenditures (a)	55	164	21
Working Capital	66	158	63
Capitalization:
Long-term Debt	1,271	1,271	977
Victoria's Secret & Co. Shareholders' Equity	265	383	227
Total Capitalization	$1,536	$1,654	$1,204
Amounts Available Under the ABL Facility (b)	$308	$259	$611
_______________
(a)The April 29, 2023 and April 30, 2022 amounts represent thirteen-week periods and the January 28, 2023 amounts represent a fifty-two-week period.
(b)For the reporting period ended April 29, 2023, the availability under the ABL Facility was limited by our borrowing base of $633 million, less outstanding borrowings of $295 million and letters of credit of $30 million. For the reporting period ended January 28, 2023, the availability was limited by our borrowing base of $596 million, less outstanding borrowings of $295 million and letters of credit of $42 million. For the reporting period ended April 30, 2022, the availability was limited by our borrowing base of $651 million, less letters of credit of $40 million. There were no outstanding borrowings under the ABL Facility as of April 30, 2022.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2023 and 2022:

	First Quarter
	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$427	$490
Net Cash Flows Used for Operating Activities	(108)	(146)
Net Cash Flows Used for Investing Activities	(55)	(48)
Net Cash Flows Used for Financing Activities	(132)	(91)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(295)	(286)
Cash and Cash Equivalents, End of Period	$132	$204
Operating Activities
Net cash used for operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities in the first quarter of 2023 was $108 million, an increase in net cash flows from operating activities of $38 million compared to the first quarter of 2022. The increase in net cash from operating activities in the first quarter of 2023 was primarily driven by lower cash outflows associated with working capital changes, partially offset by lower net income. The most significant working capital driver resulting in the increase in operating cash flows this year compared to last year is driven by the timing of payments related to the increased inventory levels last year, which were primarily driven by modal mix changes and longer in-transit shipment times.
Investing Activities
Net cash used for investing activities in the first quarter of 2023 was $55 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.

Net cash used for investing activities in the first quarter of 2022 was $48 million, consisting primarily of capital expenditures of $21 million and our $18 million investment in Frankies Bikinis. The capital expenditures were primarily related to our store refresh program and technology to support our retail capabilities and general infrastructure needs as we separate into a standalone company.
We are estimating capital expenditures to be approximately $275 million for fiscal year 2023. Capital investments during 2023 will be primarily focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from our Former Parent.
Financing Activities
Net cash used for financing activities in the first quarter of 2023 was $132 million, consisting primarily of $125 million of share repurchases and $9 million of payments for taxes on share-based compensation awards issued, partially offset by $3 million of proceeds from stock option exercises.
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
January 2023 Share Repurchase Program
In January 2023, our Board of Directors approved the January 2023 Share Repurchase Program, authorizing the repurchase of up to $250 million of our common stock. The $250 million authorization is expected to be utilized to repurchase shares in the open market or as otherwise authorized by the Board of Directors, subject to market conditions and other factors. Shares acquired through the January 2023 Share Repurchase Program will be available to meet obligations under our equity compensation plans and for general corporate purposes. The January 2023 Share Repurchase Program began upon completion of the March 2022 Share Repurchase Program and will continue until exhausted, but no later than the end of fiscal year 2023. We did not repurchase any shares of our common stock under the January 2023 Share Repurchase Program during fiscal year 2022.
In February 2023, as part of the January 2023 Share Repurchase Program, we entered into the ASR Agreement with Goldman Sachs to repurchase $125 million of our common stock. In February 2023, we made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of our common stock. The final number of shares repurchased was based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. The final settlement of the ASR Agreement occurred in May 2023 subsequent to the end of the first quarter of 2023. At final settlement, we received an additional 1.3 million shares of our common stock from Goldman Sachs.
As of April 29, 2023, the $125 million payment to Goldman Sachs is recognized as a reduction to shareholders’ equity, consisting of a $100 million increase in Treasury Stock, which reflects the value of the initial 2.4 million shares received upon initial settlement, and a $25 million decrease in Paid-in Capital, which reflects the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement. The $25 million recorded in Paid-in Capital as of April 29, 2023 will be reclassified to Treasury Stock in the second quarter of 2023 in connection with the final settlement of the ASR Agreement. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022. In accordance with the Board of Directors' resolution, upon delivery we immediately retired the 2.4 million shares repurchased under the ASR Agreement in the first quarter of 2023. The retirement resulted in a reduction of $101 million in Treasury Stock, less than $1 million in the par value of Common Stock, $6 million in Paid-in Capital and $95 million in Retained Earnings in the first quarter of 2023.
As of April 29, 2023, we were authorized to repurchase up to $150 million of our common stock under the January 2023 Share Repurchase Program. Of the remaining authorization as of April 29, 2023, $25 million represents the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement.

March 2022 Share Repurchase Program
In March 2022, our Board of Directors approved the March 2022 Share Repurchase Program, providing for the repurchase of up to $250 million of our common stock. The $250 million authorization was utilized in fiscal year 2022 to repurchase shares in the open market, subject to market conditions and other factors.
We repurchased the following shares of its common stock under the March 2022 Share Repurchase Program during the first quarter of 2022:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2022 Share Repurchase Program	$250	2,162	$109	$50.43
In accordance with the Board of Directors' resolution, shares of our common stock repurchased under the March 2022 Share Repurchase Program were retired upon repurchase and are available to meet obligations under equity compensation plans and for general corporate purposes. As a result, during the first quarter of 2022 we retired 2.2 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $4 million in Paid-in Capital and $105 million in Retained Earnings.
December 2021 ASR Agreement
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
Dividend Policy and Procedures
We have not paid any cash dividends since becoming an independent, publicly traded company. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board of Directors deems relevant. We would use cash flow generated from operating and financing activities to fund our dividends.
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$394 million Term Loan due August 2028 (“Term Loan Facility”)	$387	$387	$389
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	295	295	—
Total Senior Secured Debt with Subsidiary Guarantee	682	682	389
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	593	593	592
Total Senior Debt with Subsidiary Guarantee	593	593	592
Total	1,275	1,275	981
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,271	$1,271	$977
Cash paid for interest was $13 million and $4 million for the first quarter of 2023 and first quarter of 2022, respectively.

Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments of $1 million for the Term Loan Facility during both the first quarter of 2023 and the first quarter of 2022.
Interest under the Term Loan Facility is calculated by reference to the LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility is subject to a floor of 0.50%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of April 29, 2023, the interest rate on the loans under the Term Loan Facility was 8.24%.
On May 8, 2023, subsequent to the end of the first quarter of 2023, we amended our Term Loan Facility to allow for an early transition to using SOFR instead of LIBOR. In accordance with the amendment, interest on SOFR loans under the Term Loan Facility will be calculated by reference to SOFR, plus an interest rate margin ranging from 3.36% to 3.68%.
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
During the first quarter of 2023, we borrowed $15 million and made payments of $15 million under the ABL Facility. As of April 29, 2023, there were borrowings of $295 million outstanding under the ABL Facility and the interest rate on the borrowings was 6.71%. We had $30 million of outstanding letters of credit as of April 29, 2023 that further reduced our availability under the ABL Facility. As of April 29, 2023, our remaining availability under the ABL Facility was $308 million.
On May 8, 2023, subsequent to the end of the first quarter of 2023, we amended our ABL Facility to allow for an early transition to using SOFR instead of LIBOR. In accordance with the amendment, interest on SOFR loans under the ABL Facility will be calculated by reference to SOFR, plus an interest rate margin based on average daily excess availability ranging from 1.60% to 2.10%.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of April 29, 2023, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of April 29, 2023:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable

Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 28, 2023, as discussed in “Contingent Liabilities and Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2023 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2023.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of April 29, 2023, our investment portfolio is primarily comprised of bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

Our long-term debt as of April 29, 2023 consists of the 2029 Notes, which have a fixed interest rate, the $394 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on LIBOR, and the $295 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on LIBOR. Subsequent to the end of the first quarter of 2023, we amended our Term Loan Facility and ABL Facility to allow for an early transition to using SOFR instead of LIBOR. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Principal Value	$994	$995	$998
Fair Value, Estimated (a)	873	894	881
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of April 29, 2023, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of April 29, 2023 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of April 29, 2023, our investment portfolio is primarily comprised of bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We are integrating Adore Me into our internal controls over financial reporting beginning in fiscal year 2023. Other than the changes with regard to Adore Me, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2023. There have been no material changes to the risk factors from those described in the 2022 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
January 29, 2023 - February 25, 2023 (“February 2023”)	2,380	(b)	2,372	$150,000
February 26, 2023 - April 1, 2023 (“March 2023”)	255	$31.01	—	150,000
April 2, 2023 - April 29, 2023 (“April 2023”)	16	$31.60	—	150,000
Total	2,651		2,372
_______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The amount purchased in February 2023 includes the initial delivery of 2.372 million shares pursuant to the ASR Agreement discussed in Note 5, “Earnings Per Share and Shareholders' Equity” included in Item 1. Financial Statements. The average price paid per share, including any broker commissions, in February 2023 for shares not purchased pursuant to the ASR Agreement was $44.24. The final settlement of the ASR Agreement occurred in May 2023, subsequent to the end of the first quarter of 2023. The average price paid per share pursuant to the ASR Agreement was $34.22 which was based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement.
(c)The January 2023 Share Repurchase Program authorizes the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The January 2023 Share Repurchase Program will continue until exhausted, but no later than the end of fiscal year 2023. Of the remaining authorization as of April 29, 2023, $25 million represents the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 3, 2021).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

10.1	Executive Severance Agreement by and between VS Service Company, LLC and Christine Rupp, dated as of June 20, 2022.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Chief Financial and Administrative Officer *
Date: June 2, 2023
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.