Form 10-Q
period 2023-07-29
Victoria's Secret & Co.
filed 2023-09-01
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of August 25, 2023, the number of outstanding shares of the Registrant’s common stock was 77,273,512 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2023” and “second quarter of 2022” refer to the thirteen-week periods ended July 29, 2023 and July 30, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the twenty-six-week periods ended July 29, 2023 and July 30, 2022, respectively, and “fiscal year 2023” and “fiscal year 2022” refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Net Sales	$1,427	$1,521	$2,834	$3,005
Costs of Goods Sold, Buying and Occupancy	(940)	(986)	(1,845)	(1,948)
Gross Profit	487	535	989	1,057
General, Administrative and Store Operating Expenses	(461)	(437)	(935)	(865)
Operating Income	26	98	54	192
Interest Expense	(24)	(13)	(46)	(25)
Other Loss	—	(2)	—	(6)
Income Before Income Taxes	2	83	8	161
Provision for Income Taxes	3	16	5	18
Net Income (Loss)	(1)	67	3	143
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(3)	4	(8)
Net Income (Loss) Attributable to Victoria's Secret & Co.	$(1)	$70	$(1)	$151
Net Income (Loss) Per Basic Share Attributable to Victoria's Secret & Co.	$(0.02)	$0.84	$(0.01)	$1.81
Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.02)	$0.83	$(0.01)	$1.76

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Net Income (Loss)	$(1)	$67	$3	$143
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	(1)	(2)	—
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	—	—	3
Total Other Comprehensive Income (Loss), Net of Tax	—	(1)	(2)	3
Total Comprehensive Income (Loss)	(1)	66	1	146
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(3)	4	(8)
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(1)	1	(1)	2
Comprehensive Income (Loss) Attributable to Victoria's Secret & Co.	$—	$68	$(2)	$152

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	July 29, 2023	January 28, 2023	July 30, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$131	$427	$201
Accounts Receivable, Net	140	141	149
Inventories	1,040	1,052	1,086
Other	167	117	116
Total Current Assets	1,478	1,737	1,552
Property and Equipment, Net	855	846	864
Operating Lease Assets	1,314	1,232	1,298
Goodwill	365	365	—
Trade Names	287	289	246
Other Intangible Assets, Net	126	137	—
Deferred Income Taxes	16	18	21
Other Assets	84	87	91
Total Assets	$4,525	$4,711	$4,072
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$529	$481	$490
Accrued Expenses and Other	578	737	623
Current Debt	4	4	4
Current Operating Lease Liabilities	293	310	322
Income Taxes	3	47	6
Total Current Liabilities	1,407	1,579	1,445
Deferred Income Taxes	61	53	60
Long-term Debt	1,270	1,271	977
Long-term Operating Lease Liabilities	1,285	1,201	1,269
Other Long-term Liabilities	202	206	52
Total Liabilities	4,225	4,310	3,803
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 77, 80, and 82 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	210	195	177
Accumulated Other Comprehensive Income	—	1	6
Retained Earnings	68	186	65
Less: Treasury Stock; 0, 0, and 0 shares, respectively	—	—	(2)
Total Victoria's Secret & Co. Shareholders' Equity	279	383	247
Noncontrolling Interest	21	18	22
Total Equity	300	401	269
Total Liabilities and Equity	$4,525	$4,711	$4,072

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Second Quarter 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, April 29, 2023	78	$1	$173	$(1)	$92	$—	$265	$22	$287
Net Loss	—	—	—	—	(1)	—	(1)	—	(1)
Other Comprehensive Income (Loss)	—	—	—	1	—	—	1	(1)	—
Total Comprehensive Income (Loss)	—	—	—	1	(1)	—	—	(1)	(1)
Repurchases of Common Stock	(1)	—	25	—	—	(25)	—	—	—
Treasury Share Retirements	—	—	(2)	—	(23)	25	—	—	—
Share-based Compensation Expense	—	—	13	—	—	—	13	—	13
Other	—	—	1	—	—	—	1	—	1
Balance, July 29, 2023	77	$1	$210	$—	$68	$—	$279	$21	$300

Second Quarter 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, April 30, 2022	83	$1	$166	$8	$52	$—	$227	$24	$251
Net Income (Loss)	—	—	—	—	70	—	70	(3)	67
Other Comprehensive Income (Loss)	—	—	—	(2)	—	—	(2)	1	(1)
Total Comprehensive Income (Loss)	—	—	—	(2)	70	—	68	(2)	66
Repurchases of Common Stock	(1)	—	—	—	—	(62)	(62)	—	(62)
Treasury Share Retirements	—	—	(3)	—	(57)	60	—	—	—
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	1	—	—	—	1	—	1
Balance, July 30, 2022	82	$1	$177	$6	$65	$(2)	$247	$22	$269

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income (Loss)	—	—	—	—	(1)	—	(1)	4	3
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(1)	(2)
Total Comprehensive Income (Loss)	—	—	—	(1)	(1)	—	(2)	3	1
Repurchases of Common Stock	(3)	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	27	—	—	—	27	—	27
Tax Payments related to Share-based Awards	(1)	—	(9)	—	—	—	(9)	—	(9)
Other	1	—	6	—	—	—	6	—	6
Balance, July 29, 2023	77	$1	$210	$—	$68	$—	$279	$21	$300

Year-to-Date 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	151	—	151	(8)	143
Other Comprehensive Income	—	—	—	1	—	—	1	2	3
Total Comprehensive Income (Loss)	—	—	—	1	151	—	152	(6)	146
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(4)	—	50	—	—	(221)	(171)	—	(171)
Treasury Share Retirements	—	—	(7)	—	(212)	219	—	—	—
Share-based Compensation Expense	—	—	26	—	—	—	26	—	26
Tax Payments related to Share-based Awards	(1)	—	(39)	—	—	—	(39)	—	(39)
Other	2	—	5	—	—	—	5	—	5
Balance, July 30, 2022	82	$1	$177	$6	$65	$(2)	$247	$22	$269

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2023	2022
Operating Activities:
Net Income	$3	$143
Adjustments to Reconcile Net Income to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	145	140
Share-based Compensation Expense	27	26
Amortization of Fair Value Adjustment to Acquired Inventories	15	—
Deferred Income Taxes	8	(2)
Changes in Assets and Liabilities:
Accounts Receivable	(1)	12
Inventories	(5)	(138)
Accounts Payable, Accrued Expenses and Other	(106)	(137)
Income Taxes	(56)	(120)
Other Assets and Liabilities	(49)	25
Net Cash Used for Operating Activities	(19)	(51)
Investing Activities:
Capital Expenditures	(144)	(58)
Acquisition, Net of Cash Acquired	1	—
Investment in Frankies Bikinis, LLC	—	(18)
Other Investing Activities	—	(7)
Net Cash Used for Investing Activities	(143)	(83)
Financing Activities:
Repurchases of Common Stock	(125)	(169)
Borrowings from Asset-based Revolving Credit Facility	115	—
Repayments of Borrowings from Asset-based Revolving Credit Facility	(115)	—
Tax Payments related to Share-based Awards	(9)	(39)
Proceeds from Stock Option Exercises	3	4
Payments of Long-term Debt	(2)	(2)
Cash Received from Noncontrolling Interest Partner	—	55
Other Financing Activities	—	(2)
Net Cash Used for Financing Activities	(133)	(153)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(2)
Net Decrease in Cash and Cash Equivalents	(296)	(289)
Cash and Cash Equivalents, Beginning of Period	427	490
Cash and Cash Equivalents, End of Period	$131	$201

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has more than 900 stores in the U.S., Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com and other online channels worldwide. Additionally, the Company has more than 440 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2023” and “second quarter of 2022” refer to the thirteen-week periods ended July 29, 2023 and July 30, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the twenty-six-week periods ended July 29, 2023 and July 30, 2022, respectively, and “fiscal year 2023” and “fiscal year 2022” refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 29, 2023 and July 30, 2022 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and twenty-six week periods ended July 29, 2023 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending February 3, 2024.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss), and the Company's share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.

In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC (“Frankies Bikinis”) in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.
The carrying values of equity method investments were $55 million as of July 29, 2023, $56 million as of January 28, 2023 and $57 million as of July 30, 2022. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income (Loss) Attributable to Noncontrolling Interest in the Consolidated Statements of Income (Loss). Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company. For additional information, see Note 4, “Restructuring Activities.”
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of July 29, 2023, the Company's investment portfolio is primarily comprised of bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $206 million as of July 29, 2023, $213 million as of January 28, 2023 and $214 million as of July 30, 2022.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2023 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
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
Under the terms of the definitive agreement setting forth the terms and conditions of the acquisition (the “Merger Agreement”), the Company made an upfront cash payment of $391 million at closing and will pay further cash consideration in an aggregate amount of at least $80 million, consisting of a fixed payment to be made on or prior to January 15, 2025, and up to $300 million based on the performance of Adore Me and achievement of specified strategic objectives and certain EBITDA and net revenue goals within the two-year period following closing of the transaction. Under the terms of the Merger Agreement, up to $60 million of the further cash consideration is subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”). These Contingent Compensation Payments are not included as consideration when applying the acquisition method of accounting and are recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income (Loss) if and when earned in future periods.

The total consideration when applying the acquisition method of accounting was initially $537 million, net of $22 million of cash acquired. The gross consideration as of the acquisition date of $559 million consisted of $391 million in cash paid at closing, $98 million which represented the fair value of the contingent cash consideration as of the acquisition date and $70 million which represented the fair value of the future fixed payment as of the acquisition date. During the second quarter of 2023, the Company received $1 million in cash for the final working capital settlement, which decreased the total consideration of the acquisition to $536 million.
The Company accounted for the acquisition of Adore Me using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their preliminary fair values, and as a result, the estimates and assumptions are subject to change. The Company is still in the process of finalizing the valuation estimates and final purchase price allocation which includes potential adjustments related to amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of the acquisition. Year-to-date 2023, the Company recorded certain measurement period adjustments based on additional information, primarily related to assumed deferred income tax liabilities, assumed accrued expenses and other liabilities and acquired accounts receivable, resulting in a $2 million increase to Deferred Income Tax Liabilities, a $2 million decrease to Accrued Expenses and Other and a $1 million decrease to Accounts Receivable. The measurement period adjustments had an offsetting impact to Goodwill.
The following is a preliminary purchase price allocation of assets acquired and liabilities assumed as of December 30, 2022 related to the Adore Me acquisition:

	Initial Allocation	Measurement Period Adjustments	Adjusted Allocation
	(in millions)
Accounts Receivable	$1	$(1)	$—
Inventories	105	—	105
Other Current Assets	7	—	7
Property and Equipment, Net	12	—	12
Operating Lease Assets	5	—	5
Goodwill	365	—	365
Trade Name	43	—	43
Other Intangible Assets	137	—	137
Other Assets	1	—	1
Accounts Payable	17	—	17
Accrued Expenses and Other	88	(2)	86
Current Operating Lease Liabilities	2	—	2
Deferred Income Tax Liabilities	21	2	23
Long-term Operating Lease Liabilities	3	—	3
Other Long-term Liabilities	8	—	8
Net Assets Acquired and Liabilities Assumed	$537	$(1)	$536
The following table represents the definite-lived intangible assets acquired, the preliminary fair values and respective useful lives:

	Useful Life	Preliminary Fair Value
		(in millions)
Customer Relationships	7 years	$81
Developed Technology	6 years	56
Trade Name	10 years	43
Total Definite-Lived Intangible Assets		$180
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
The Company consolidates Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the period subsequent to the acquisition date are recorded in the Company's consolidated financial statements beginning in 2023.
In the second quarter and year-to-date 2023, the Company recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, expense related to changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. During the second quarter of 2023, the Company recognized total related costs of $24 million, including $7 million in Costs of Goods Sold, Buying and Occupancy, $16 million in General, Administrative and Store Operating Expenses and $1 million in Interest Expense. Year-to-date 2023, the Company recognized total related costs of $41 million, including $16 million in Costs of Goods Sold, Buying and Occupancy, $23 million in General, Administrative and Store Operating Expenses and $2 million in Interest Expense. See Note 12, “Fair Value of Financial Instruments” for further information on the contingent consideration. The deferred consideration liability for the future fixed payment is included within Other Long-term Liabilities in the Consolidated Balance Sheets and was $73 million as of July 29, 2023 and $71 million as of January 28, 2023.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $108 million as of July 29, 2023, $101 million as of January 28, 2023 and $101 million as of July 30, 2022. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $280 million as of July 29, 2023, $309 million as of January 28, 2023 and $238 million as of July 30, 2022. The Company recognized $107 million as revenue year-to-date 2023 from amounts recorded as deferred revenue at the beginning of the year. As of July 29, 2023, the Company recorded deferred revenue of $263 million within Accrued Expenses and Other, and $17 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2023 and 2022:

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Stores – North America (a)	$817	$968	$1,603	$1,900
Direct (a)	434	414	898	834
International (b)	176	139	333	271
Total Net Sales	$1,427	$1,521	$2,834	$3,005
 _______________
(a)Results in 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The Company has a Victoria's Secret and PINK multi-tender loyalty program along with a co-branded credit card and U.S. private label credit card through which customers can earn points on purchases of Victoria's Secret and PINK product and through the co-branded credit card can earn points on purchases outside of the Company. A third-party financing company is the sole owner of the credit card accounts and underwrites the credit issued under the credit card programs. Revenue earned in connection with the Company's credit card arrangements with the third-party is primarily recognized based on credit card sales and usage.
The Company recognized Net Sales of $23 million and $30 million in the second quarter of 2023 and 2022, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $46 million and $57 million year-to-date 2023 and 2022, respectively, related to revenue earned in connection with its credit card arrangements.

The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $232 million and $199 million for the second quarter of 2023 and 2022, respectively. The Company’s net sales outside of the U.S. totaled $432 million and $383 million year-to-date 2023 and 2022, respectively.
4. Restructuring Activities
Organizational Restructuring
In the first quarter of 2023, the Company implemented additional restructuring actions to continue to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the Year-to-Date 2023 Consolidated Statement of Loss.
During the second quarter and fourth quarter of 2022, the Company implemented restructuring actions to reorganize and improve its organizational structure. As a result of the restructuring actions in the second quarter of 2022, the Company incurred pre-tax severance and related costs of $29 million, of which $16 million are included in General, Administrative and Store Operating Expenses and $13 million are included in Costs of Goods Sold, Buying and Occupancy in the 2022 Consolidated Statements of Income. As a result of the restructuring actions in the fourth quarter of 2022, the Company incurred pre-tax severance and related costs of $6 million, of which $5 million are included in General, Administrative and Store Operating Expenses and $1 million are included in Costs of Goods Sold, Buying and Occupancy.
Year-to-date 2023, the Company made payments of $11 million related to severance and related costs associated with these reductions. As of July 29, 2023, liabilities, after accrual adjustments, related to these restructuring activities of $13 million are included in the July 29, 2023 Consolidated Balance Sheet.
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
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations will continue to be consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is now reflected in Noncontrolling Interest in the Consolidated Balance Sheets and in Net Income (Loss) Attributable to Noncontrolling Interest in the Consolidated Statements of Income (Loss).
5. Earnings (Loss) Per Share and Shareholders' Equity
Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares outstanding. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the second quarter and year-to-date 2023 and 2022:

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Common Shares	77	83	78	83
Treasury Shares	—	—	—	—
Basic Shares	77	83	78	83
Effect of Dilutive Awards (a)(b)	—	1	—	3
Diluted Shares	77	84	78	86
Anti-dilutive Awards (a)	5	2	5	1
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)For the second quarter and year-to-date 2023, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company's net loss for the periods.
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
In February 2023, as part of the January 2023 Share Repurchase Program, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $125 million of the Company's common stock. In February 2023, the Company made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of the Company's common stock. The $125 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $100 million increase in Treasury Stock, which reflects the value of the initial 2.4 million shares received upon initial settlement, and a $25 million decrease in Paid-in Capital, which reflects the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022. In accordance with the Board of Directors' resolution, upon delivery the Company immediately retired the 2.4 million shares repurchased under the ASR Agreement in the first quarter of 2023. The retirement resulted in a reduction of $101 million in Treasury Stock, less than $1 million in the par value of Common Stock, $6 million in Paid-in Capital and $95 million in Retained Earnings in the first quarter of 2023.
In May 2023, upon final settlement of the ASR Agreement, the Company received an additional 1.3 million shares of the Company's common stock from Goldman Sachs. The final number of shares received was based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. The average price paid per share pursuant to the ASR Agreement was $34.22. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share. In connection with the final settlement of the ASR Agreement, the $25 million previously recorded in Paid-in Capital as of April 29, 2023 was reclassified to Treasury Stock in the second quarter of 2023. In May 2023, the Company immediately retired the additional 1.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement resulted in a reduction of $25 million in Treasury Stock, less than $1 million in the par value of Common Stock, $2 million in Paid-in Capital and $23 million in Retained Earnings in the second quarter of 2023.

As of July 29, 2023, the Company was authorized to repurchase up to $125 million of the Company's common stock under the January 2023 Share Repurchase Program.
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
6. Inventories
The following table provides details of Inventories as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Finished Goods Merchandise	$977	$997	$1,020
Raw Materials and Merchandise Components	63	55	66
Total Inventories	$1,040	$1,052	$1,086
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

7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Property and Equipment, at Cost	$3,591	$3,716	$3,667
Accumulated Depreciation and Amortization	(2,736)	(2,870)	(2,803)
Property and Equipment, Net	$855	$846	$864
Depreciation expense was $65 million and $70 million for the second quarter of 2023 and 2022, respectively. Depreciation expense was $132 million and $140 million for year-to-date 2023 and 2022, respectively.
8. Intangible Assets
Goodwill
The Company's goodwill was established as a result of the acquisition of Adore Me on December 30, 2022. For additional information, see Note 2, “Acquisition.” Prior to the acquisition of Adore Me, the Company did not have any goodwill.
The following table shows the change in the carrying value of goodwill:

(in millions)
Balance, January 28, 2023	$365
Adjustments (a)	—
Balance, July 29, 2023	$365
 _______________
(a)Includes offsetting measurement period adjustments related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition.”
Trade Name - Indefinite-Lived
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.
Definite-Lived Intangible Assets
The Company's definite-lived intangible assets were established as a result of the acquisition of Adore Me. Prior to the acquisition of Adore Me, the Company did not have any definite-lived intangible assets.
The following table provides details of the gross carrying amount and accumulated amortization of the Company's definite-lived intangible assets as of July 29, 2023 and January 28, 2023:

	July 29, 2023	January 28, 2023
	(in millions)
Gross Definite-Lived Intangible Assets
Customer Relationships	$81	$81
Developed Technology	56	56
Adore Me Trade Name	43	43
Total Gross Definite-Lived Intangible Assets	$180	$180

Accumulated Amortization
Customer Relationships	$(6)	$—
Developed Technology	(5)	—
Adore Me Trade Name	(2)	—
Total Accumulated Amortization	(13)	—
Total Definite-Lived Intangible Assets, Net	$167	$180

Amortization expense for intangible assets was $6 million and $13 million for the second quarter of 2023 and year-to-date 2023, respectively. There was no amortization expense recorded related to these definite-lived intangible assets in fiscal year 2022.
9. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Deferred Revenue on Gift Cards	$216	$238	$170
Compensation, Payroll Taxes and Benefits	63	105	87
Taxes, Other than Income	38	40	22
Deferred Revenue on Loyalty and Credit Card Programs	37	40	28
Contingent Consideration Related to Adore Me Acquisition	31	30	—
Accrued Marketing	29	37	37
Returns Reserve	14	22	17
Accrued Freight and Other Logistics	11	16	41
Deferred Revenue on Direct Shipments not yet Delivered	10	13	20
Rent	9	63	63
Accrued Claims on Self-insured Activities	9	8	6
Accrued Interest	5	7	6
Other	106	118	126
Total Accrued Expenses and Other	$578	$737	$623
10. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2023, the Company’s effective tax rate was 144.2% compared to 19.2% in the second quarter of 2022. The second quarter of 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments. The second quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined statutory rate.
For year-to-date 2023, the Company’s effective tax rate was 62.0% compared to 11.1% for year-to-date 2022. The year-to-date 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments. The year-to-date 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective period.
The Company paid income taxes in the amount of $43 million and $130 million for the second quarter of 2023 and 2022, respectively. Year-to-date income taxes paid were $59 million and $140 million for 2023 and 2022, respectively.

11. Long-term Debt and Borrowing Facilities
The following table provides the Company's outstanding debt balance, net of unamortized debt issuance costs and discounts, as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$393 million Term Loan due August 2028 (“Term Loan Facility”)	$385	$387	$388
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	295	295	—
Total Senior Secured Debt with Subsidiary Guarantee	680	682	388
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	593	593
Total Senior Debt with Subsidiary Guarantee	594	593	593
Total	1,274	1,275	981
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,270	$1,271	$977
Cash paid for interest was $44 million and $21 million for year-to-date 2023 and year-to-date 2022, respectively.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2023 and the second quarter of 2022 and $2 million during both year-to-date 2023 and year-to-date 2022.
In May 2023, the Company amended its Term Loan Facility to allow for an early transition to using the Term Secured Overnight Financing Rate (“Term SOFR”) as the applicable reference rate to calculate interest instead of the London Interbank Offered Rate (“LIBOR”). Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of July 29, 2023, the interest rate on the loans under the Term Loan Facility was 8.51%.

On August 2, 2021, the Company also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. In May 2023, the Company amended its ABL Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest on the loans under the ABL Facility was calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. In accordance with the amendment, interest on Term SOFR loans under the ABL Facility is now calculated by reference to Term SOFR, plus an interest rate margin based on average daily excess availability ranging from 1.60% to 2.10%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of the Company, subject to customary exceptions.
Year-to-date 2023, the Company borrowed $115 million and made payments of $115 million under the ABL Facility. As of July 29, 2023, there were borrowings of $295 million outstanding under the ABL Facility and the interest rate on the borrowings was 6.98%. The Company had $30 million of outstanding letters of credit as of July 29, 2023 that further reduced its availability under the ABL Facility. As of July 29, 2023, the Company's remaining availability under the ABL Facility was $254 million.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of July 29, 2023, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
The Company elected the optional expedient under Accounting Standards Update No. 2020-04, Reference Rate Reform, in connection with amending its Term Loan Facility and ABL Facility agreements to replace the reference rate from LIBOR to Term SOFR to consider the amendments as a continuation of the existing contract without having to perform an assessment that would otherwise be required under GAAP.
12. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding debt as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Principal Value	$993	$995	$997
Fair Value, Estimated (a)	838	894	865
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of July 29, 2023 based on the terms of the borrowings from the ABL Facility.

Recurring Fair Value Measurements
The following tables provide a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of July 29, 2023 and January 28, 2023 (in millions):

Balance Sheet Location	July 29, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$31	$—	$—	$31
Other Long-term Liabilities	65	—	—	65

Balance Sheet Location	January 28, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$30	$—	$—	$30
Other Long-term Liabilities	70	—	—	70
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses on the Consolidated Statements of Income (Loss). For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
13. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income (loss) attributable to Victoria's Secret & Co. for year-to-date 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of July 29, 2023	$—	$—
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Loss Before Reclassifications	(2)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Income	1	1
Balance as of July 30, 2022	$6	$6
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
Victoria’s Secret, PINK and Adore Me merchandise is sold online through e-commerce platforms, through retail stores located in the U.S., Canada and China, and through international stores and websites operated by partners under franchise, license, wholesale and joint venture arrangements. We have a presence in nearly 70 countries and we believe we benefit from global brand awareness, a wide and compelling product assortment and a powerful, deep connection with our customers.
In the second quarter of 2023, our operating income was $26 million compared to $98 million in the second quarter of 2022, and our operating income rate (expressed as a percentage of net sales) was 1.8% compared to 6.4% last year. The operating income decrease in the second quarter of 2023 compared to the second quarter of 2022 was primarily driven by a decrease in net sales and gross profit and an increase in general, administrative and store operating expense. Net sales decreased $94 million, or 6%, to $1.427 billion compared to $1.521 billion in the second quarter of 2022 and comparable sales decreased 11% in the second quarter of 2023. Our North American store sales decreased $151 million, to $817 million compared to $968 million in the second quarter of 2022 primarily driven by a decrease in traffic results which were down compared to the second quarter of 2022. Our North American store sales were also impacted by decreases in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and average unit retail (which we define as the average price per unit purchased) in the quarter compared to the second quarter of 2022. Our direct channel sales increased by 5%, or $20 million, to $434 million compared to $414 million in the second quarter of 2022, driven by the inclusion of Adore Me sales in our results beginning in fiscal year 2023. On a comparable basis, conversion, traffic and average unit retail decreased compared to the second quarter of 2022.
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
For additional information related to our second quarter of 2023 financial performance, see “Results of Operations.”
Financial Impacts of the Adore Me Acquisition
We consolidate Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the period subsequent to the acquisition date are recorded in our results beginning in 2023.
In the second quarter and year-to-date 2023, we recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, expense related to changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. For additional information, see Note 2, “Acquisition.”

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

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2023	2022	2023	2022
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$26	$98	$54	$192
Adore Me Acquisition-related Items (a)	17	—	26	—
Amortization of Intangible Assets (b)	6	—	13	—
Restructuring Charges (c)	—	29	11	29
Occupancy-related Legal Matter (d)	—	—	—	22
Adjusted Operating Income	$49	$127	$104	$243

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Attributable to Victoria's Secret & Co. - GAAP	$(1)	$70	$(1)	$151
Adore Me Acquisition-related Items (a)	18	—	28	—
Amortization of Intangible Assets (b)	6	—	13	—
Restructuring Charges (c)	—	29	11	29
Occupancy-related Legal Matter (d)	—	—	—	22
Tax Effect of Adjusted Items	(4)	(7)	(10)	(13)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$19	$92	$41	$189

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$(0.02)	$0.83	$(0.01)	$1.76
Adore Me Acquisition-related Items (a)	0.20	—	0.30	—
Amortization of Intangible Assets (b)	0.06	—	0.12	—
Restructuring Charges (c)	—	0.26	0.11	0.26
Occupancy-related Legal Matter (d)	—	—	—	0.19
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.24	$1.09	$0.52	$2.21
 ________________
(a)In the second quarter of 2023, we recognized a pre-tax charge of $18 million ($16 million after-tax) within net income, $10 million included in general, administrative and store operating expense, $7 million included in costs of goods sold, buying and occupancy expense and $1 million included in interest expense, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. Year-to-date 2023, we recognized pre-tax charges of $28 million ($24 million after-tax) within net income, $16 million included in costs of goods sold, buying and occupancy expense, $10 million included in general, administrative and store operating expense and $2 million included in interest expense, related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.

(b)In the second quarter of 2023, we recognized $6 million of amortization expense ($5 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. Year-to-date 2023, we recognized $13 million ($9 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 8, “Intangible Assets” included in Item 1. Financial Statements.
(c)In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax), $8 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to restructuring activities to continue to reorganize and improve our organizational structure. In the second quarter of 2022, we recognized a pre-tax charge of $29 million ($22 million after-tax), $16 million included in general, administrative and store operating expense and $13 million included in buying and occupancy expense, related to restructuring activities to reorganize our leadership structure. For additional information, see Note 4, “Restructuring Activities” included in Item 1. Financial Statements.
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
Store Data
The following table compares the second quarter of 2023 U.S. company-operated store data to the second quarter of 2022 and year-to-date 2023 to year-to-date 2022:

	Second Quarter			Year-to-Date
	2023	2022	% Change	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$138	$163	(15%)	$270	$321	(16%)
Sales per Average Store (in thousands) (a)	$947	$1,133	(16%)	$1,858	$2,228	(17%)
Average Store Size (selling square feet)	6,880	6,949	(1%)
Total Selling Square Feet (in thousands)	5,593	5,580	—%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	July 29, 2023
Company-Operated:
U.S.	812	3	(7)	808
Canada	25	—	(1)	24
Subtotal Company-Operated	837	3	(8)	832

China Joint Venture:
Beauty & Accessories (a)	39	2	(3)	38
Full Assortment	33	1	(1)	33
Subtotal China Joint Venture	72	3	(4)	71

Partner-Operated:
Beauty & Accessories	308	7	(15)	300
Full Assortment	135	15	(9)	141
Subtotal Partner-Operated	443	22	(24)	441

Adore Me	6	—	—	6
Total	1,358	28	(36)	1,350
________________
(a)Includes fifteen partner-operated stores as of July 29, 2023.

The following table represents store data for year-to-date 2022:

	Stores at			Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Joint Venture	July 30, 2022
Company-Operated:
U.S.	808	1	(6)	—	803
Canada	26	—	—	—	26
Subtotal Company-Operated	834	1	(6)	—	829

China Joint Venture:
Beauty & Accessories (a)	35	1	(3)	8	41
Full Assortment	30	1	—	—	31
Subtotal China Joint Venture	65	2	(3)	8	72

Partner-Operated:
Beauty & Accessories	335	2	(19)	(8)	310
Full Assortment	128	8	(7)	—	129
Subtotal Partner-Operated	463	10	(26)	(8)	439
Total	1,362	13	(35)	—	1,340
________________
(a)Includes eight partner-operated stores as of July 30, 2022.
Results of Operations
Second Quarter of 2023 Compared to Second Quarter of 2022
Operating Income
For the second quarter of 2023, operating income decreased $72 million, to $26 million, compared to operating income of $98 million in the second quarter of 2022, and the operating income rate (expressed as a percentage of net sales) decreased to 1.8% from 6.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2023 in comparison to the second quarter of 2022:

	2023	2022	% Change
Second Quarter	(in millions)
Stores – North America (a)	$817	$968	(16%)
Direct (a)	434	414	5%
International (b)	176	139	26%
Total Net Sales	$1,427	$1,521	(6%)
 _______________
(a)Results for the second quarter of 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the second quarter of 2022 to the second quarter of 2023:

(in millions)
2022 Net Sales	$1,521
Comparable Store Sales	(120)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(23)
Direct Channels (a)(b)	42
Credit Card Programs	(7)
International Wholesale, Royalty and Sourcing	17
Foreign Currency Translation	(3)
2023 Net Sales	$1,427
 _______________
(a)Results for the second quarter of 2023 include Adore Me sales.
(b)Results include consolidated joint venture direct sales in China.
The following table compares the second quarter of 2023 comparable sales to the second quarter of 2022:

	2023	2022
Comparable Sales (Stores and Direct) (a)	(11%)	(8%)
Comparable Store Sales (a)	(14%)	(7%)
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
Net sales in the second quarter of 2023 decreased $94 million, or 6%, to $1.427 billion compared to $1.521 billion in the second quarter of 2022.
In the stores channel, our North America net sales decreased $151 million, or 16%, to $817 million compared to the second quarter of 2022 driven by a decrease in traffic which was down compared to the second quarter last year. Our North American store sales were also impacted by decreases in conversion and average unit retail in the quarter compared to the second quarter of 2022.
In the direct channel, net sales increased $20 million, or 5%, to $434 million, driven by the inclusion of Adore Me sales in our results beginning in fiscal year 2023. On a comparable basis, conversion, traffic and average unit retail decreased compared to the second quarter of 2022.
In the international channel, net sales increased $37 million, or 26%, to $176 million compared to the second quarter of 2022, as stores and online sales increased due to increased traffic in many countries outside of North America and positive customer acceptance of our product assortment.
Gross Profit
For the second quarter of 2023, our gross profit decreased $48 million compared to the second quarter of 2022 to $487 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 34.1% from 35.2%.
The decrease in gross profit dollars was due to the decrease in merchandise margin dollars driven by the decrease in net sales and the increase in promotional activity, partially offset by a decrease in supply chain costs compared to the second quarter of 2022. Buying and occupancy expenses were down compared to the second quarter of 2022, primarily driven by restructuring charges of $13 million in the second quarter of 2022, partially offset by the inclusion of Adore Me buying and occupancy expenses in the current year. Additionally, the decrease in gross profit dollars was driven by the partial recognition in gross profit of the inventory fair value step-up adjustment related to acquired inventory from Adore Me.

The gross profit rate decrease was driven by increased promotional activity and deleverage in buying and occupancy expenses in the quarter as a result of the decrease in sales compared to the second quarter of 2022, partially offset by a decrease in supply chain costs compared to the second quarter of 2022.
General, Administrative and Store Operating Expenses
For the second quarter of 2023, our general, administrative and store operating expenses increased $24 million, or 5%, compared to the second quarter of 2022 to $461 million. The increase in general, administrative and store operating expenses compared to the second quarter of 2022 was primarily due to the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023. General, administrative and store operating expenses in the second quarter of 2023 also increased due to the recognition of $10 million of Adore Me acquisition-related items and amortization of intangible assets acquired from Adore Me of $6 million. These increases were partially offset by restructuring charges of $16 million in the second quarter of 2022 and lower store selling expenses in the second quarter of 2023 due to improvements in our labor model.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 32.3% from 28.8% due to the decrease in sales compared to the second quarter of 2022 and the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023.
Interest Expense
For the second quarter of 2023, our interest expense increased $11 million to $24 million compared to the second quarter of 2022, primarily driven by the increase in our outstanding debt due to the borrowings from the ABL Facility during the third and fourth quarters of 2022 and a higher average borrowing rate for our Term Loan Facility.
Provision for Income Taxes
For the second quarter of 2023, the Company's effective tax rate was 144.2% compared to 19.2% in the second quarter of 2022. The second quarter of 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments. The second quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined statutory rate.
Results of Operations
Year-to-Date 2023 Compared to Year-to-Date 2022
Operating Income
For year-to-date 2023, operating income decreased $138 million, to $54 million, from $192 million year-to-date 2022, and the operating income rate (expressed as a percentage of net sales) decreased to 1.9% from 6.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2023 in comparison to year-to-date 2022:

	2023	2022	% Change
Year-to-Date	(in millions)
Stores – North America (a)	$1,603	$1,900	(16%)
Direct (a)	898	834	8%
International (b)	333	271	23%
Total Net Sales	$2,834	$3,005	(6%)
 _______________
(a)Results for year-to-date 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from year-to-date 2022 to year-to-date 2023:

(in millions)
2022 Net Sales	$3,005
Comparable Store Sales	(245)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(32)
Direct Channels (a)(b)	103
Credit Card Programs	(11)
International Wholesale, Royalty and Sourcing	22
Foreign Currency Translation	(8)
2023 Net Sales	$2,834
 _______________
(a)Results for year-to-date 2023 include Adore Me sales.
(b)Results include consolidated joint venture direct sales in China.
The following table compares year-to-date 2023 comparable sales to year-to-date 2022:

	2023	2022
Comparable Sales (Stores and Direct) (a)	(11%)	(8%)
Comparable Store Sales (a)	(14%)	(5%)
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
Net sales year-to-date 2023 decreased $171 million, or 6%, to $2.834 billion compared to $3.005 billion year-to-date 2022.
In the stores channel year-to-date 2023, our North America net sales decreased $297 million, or 16%, to $1.603 billion, compared to year-to-date 2022 driven by a decrease in traffic which was down compared to year-to-date 2022. Our North American store sales were also impacted by decreases in conversion and average unit retail compared to year-to-date 2022.
In the direct channel, net sales increased $64 million, or 8%, to $898 million, driven by the inclusion of Adore Me sales in our results beginning in fiscal year 2023. On a comparable basis, conversion, average unit retail and traffic decreased compared to year-to-date 2022.
In the international channel, net sales increased $62 million, or 23%, to $333 million compared to year-to-date 2022, as stores and online sales increased due to increased traffic in many countries outside of North America and positive customer acceptance of our product assortment.
Gross Profit
For year-to-date 2023, our gross profit decreased $68 million to $989 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 34.9% from 35.2%.
The decrease in gross profit dollars was primarily due to the decrease in merchandise margin dollars driven by the decrease in net sales and the increase in promotional activity, partially offset by a decrease in supply chain costs compared to year-to-date 2022. Buying and occupancy expenses were down compared to year-to-date 2022, primarily driven by a legal reserve of $22 million related to a landlord matter in the first quarter of 2022 and restructuring charges of $13 million in the second quarter of 2022, partially offset by the inclusion of Adore Me buying and occupancy expenses beginning in fiscal year 2023. Additionally, the decrease in gross profit dollars was driven by the partial recognition in gross profit of the inventory fair value step-up adjustment related to acquired inventory from Adore Me.
The gross profit rate decrease was primarily driven by increased promotional activity and deleverage in buying and occupancy expenses as a result of the decrease in net sales compared to year-to-date 2022, partially offset by a decrease in supply chain costs compared to year-to-date 2022.

General, Administrative and Store Operating Expenses
For year-to-date 2023, our general, administrative and store operating expenses increased $70 million, or 8%, to $935 million. The increase in general, administrative and store operating expenses compared to year-to-date 2022 was primarily due to the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023. The increase in general, administrative and store operating expenses in 2023 was also due to the amortization of intangible assets acquired from Adore Me of $13 million, recognition of $11 million of Adore Me acquisition-related items and $8 million of restructuring charges to continue to reorganize and improve our organizational structure in the first quarter of 2023, partially offset by restructuring charges of $16 million in the second quarter of 2022 and lower store selling expenses in the current year due to improvements in our labor model.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 33.0% from 28.8% due to the decrease in sales compared to 2022 and the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023.
Interest Expense
For year-to-date 2023, our interest expense increased $21 million to $46 million compared to year-to-date 2022, primarily driven by the increase in our outstanding debt due to the borrowings from the ABL Facility during the third and fourth quarters of 2022 and a higher average borrowing rate for our Term Loan Facility.
Provision for Income Taxes
For year-to-date 2023, the Company's effective tax rate was 62.0% compared to 11.1% year-to-date 2022. The year-to-date 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments. The year-to-date 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective period.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided by (used for) operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
Our ability to fund our operating needs is primarily dependent upon our ability to continue to generate positive cash flow from operations, as well as borrowing capacity under our ABL Facility, which we rely on to supplement cash generated by our operating activities, particularly when our need for working capital peaks in the summer and fall months as discussed above. Management believes that our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to consider investment opportunities that may arise. However, certain investment opportunities or seasonal funding requirements may require us to seek additional debt or equity financing, and there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if at all, in the future.
We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund our working capital and other cash flow requirements over the next 12 months.
Working Capital and Capitalization
Based upon our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, we believe we will be able to continue to meet our working capital needs.

The following table provides a summary of our working capital position and capitalization as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(19)	$437	$(51)
Capital Expenditures (a)	144	164	58
Working Capital	71	158	107
Capitalization:
Long-term Debt	1,270	1,271	977
Victoria's Secret & Co. Shareholders' Equity	279	383	247
Total Capitalization	$1,549	$1,654	$1,224
Amounts Available Under the ABL Facility (b)	$254	$259	$545
_______________
(a)The July 29, 2023 and July 30, 2022 amounts represent twenty-six-week periods and the January 28, 2023 amounts represent a fifty-two-week period.
(b)For the reporting period ended July 29, 2023, the availability under the ABL Facility was limited by our borrowing base of $579 million, less outstanding borrowings of $295 million and letters of credit of $30 million. For the reporting period ended January 28, 2023, the availability was limited by our borrowing base of $596 million, less outstanding borrowings of $295 million and letters of credit of $42 million. For the reporting period ended July 30, 2022, the availability was limited by our borrowing base of $585 million, less letters of credit of $40 million. There were no outstanding borrowings under the ABL Facility as of July 30, 2022.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2023 and 2022:

	Year-to-Date
	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$427	$490
Net Cash Flows Used for Operating Activities	(19)	(51)
Net Cash Flows Used for Investing Activities	(143)	(83)
Net Cash Flows Used for Financing Activities	(133)	(153)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(2)
Net Decrease in Cash and Cash Equivalents	(296)	(289)
Cash and Cash Equivalents, End of Period	$131	$201
Operating Activities
Net cash used for operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2023 was $19 million, an increase in net cash flows from operating activities of $32 million compared to year-to-date 2022. The increase in net cash from operating activities year-to-date 2023 was primarily driven by lower cash outflows associated with working capital changes, partially offset by lower net income. The most significant working capital driver resulting in the increase in operating cash flows this year compared to last year was the timing of payments related to the increased inventory levels last year, which were primarily driven by modal mix changes and longer in-transit shipment times. The other significant working capital driver resulting in the increase in operating cash flows this year is related to income taxes paid of $59 million year-to-date 2023 compared to $140 million paid year-to-date 2022.
Investing Activities
Net cash used for investing activities year-to-date 2023 was $143 million, consisting primarily of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from our Former Parent.

Net cash used for investing activities year-to-date 2022 was $83 million, consisting primarily of capital expenditures of $58 million and our $18 million investment in Frankies Bikinis. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.
We are estimating capital expenditures to be approximately $255 million for fiscal year 2023. Capital investments during fiscal year 2023 will be primarily focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from our Former Parent.
Financing Activities
Net cash used for financing activities year-to-date 2023 was $133 million, consisting primarily of $125 million of share repurchases and offsetting borrowings and repayments of $115 million from the ABL Facility.
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
Common Stock Share Repurchases & Treasury Stock Retirements
Our Board of Directors determines share repurchase authorizations, giving consideration to our levels of profit and cash flows, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements and the Tax Matters Agreement with the Former Parent, as well as financial and other conditions existing at the time. We use cash flows generated from operating activities to fund our share repurchase programs. Once authorized by our Board of Directors, the timing and amount of any share repurchases are made at our discretion, taking into account a number of factors, including market conditions.
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
In February 2023, as part of the January 2023 Share Repurchase Program, we entered into the ASR Agreement with Goldman Sachs to repurchase $125 million of our common stock. In February 2023, we made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of our common stock. The $125 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $100 million increase in Treasury Stock, which reflects the value of the initial 2.4 million shares received upon initial settlement, and a $25 million decrease in Paid-in Capital, which reflects the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022. In accordance with the Board of Directors' resolution, upon delivery we immediately retired the 2.4 million shares repurchased under the ASR Agreement in the first quarter of 2023. The retirement resulted in a reduction of $101 million in Treasury Stock, less than $1 million in the par value of Common Stock, $6 million in Paid-in Capital and $95 million in Retained Earnings in the first quarter of 2023.
In May 2023, upon final settlement of the ASR Agreement, we received an additional 1.3 million shares of our common stock from Goldman Sachs. The final number of shares received was based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. The average price paid per share pursuant to the ASR Agreement was $34.22. The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share. In connection with the final settlement of the ASR Agreement, the $25 million previously recorded in Paid-in Capital as of April 29, 2023 was reclassified to Treasury Stock in the second quarter of 2023. In May 2023, we immediately retired the additional 1.3 million shares repurchased in connection with the settlement of the ASR Agreement. The retirement resulted in a reduction of $25 million in Treasury Stock, less than $1 million in the par value of Common Stock, $2 million in Paid-in Capital and $23 million in Retained Earnings in the second quarter of 2023.
As of July 29, 2023, we were authorized to repurchase up to $125 million of our common stock under the January 2023 Share Repurchase Program.

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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$393 million Term Loan due August 2028 (“Term Loan Facility”)	$385	$387	$388
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	295	295	—
Total Senior Secured Debt with Subsidiary Guarantee	680	682	388
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	593	593
Total Senior Debt with Subsidiary Guarantee	594	593	593
Total	1,274	1,275	981
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,270	$1,271	$977
Cash paid for interest was $44 million and $21 million for year-to-date 2023 and year-to-date 2022, respectively.

Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2023 and the second quarter of 2022 and $2 million during both year-to-date 2023 and year-to-date 2022.
In May 2023, we amended our Term Loan Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest under the Term Loan Facility was calculated by reference to the LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of July 29, 2023, the interest rate on the loans under the Term Loan Facility was 8.51%.
On August 2, 2021, we also entered into a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the aggregate commitment. In May 2023, we amended our ABL Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest on the loans under the ABL Facility was calculated by reference to (i) LIBOR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of LIBOR and CDOR loans, 1.50% to 2.00% and (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%. In accordance with the amendment, interest on Term SOFR loans under the ABL Facility is now calculated by reference to Term SOFR, plus an interest rate margin based on average daily excess availability ranging from 1.60% to 2.10%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of ours, subject to customary exceptions.
Year-to-date 2023, we borrowed $115 million and made payments of $115 million under the ABL Facility. As of July 29, 2023, there were borrowings of $295 million outstanding under the ABL Facility and the interest rate on the borrowings was 6.98%. We had $30 million of outstanding letters of credit as of July 29, 2023 that further reduced our availability under the ABL Facility. As of July 29, 2023, our remaining availability under the ABL Facility was $254 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of July 29, 2023, we were in compliance with all covenants under our long-term debt and borrowing facilities.
We elected the optional expedient under Accounting Standards Update No. 2020-04, Reference Rate Reform, in connection with amending our Term Loan Facility and ABL Facility agreements to replace the reference rate from LIBOR to Term SOFR to consider the amendments as a continuation of the existing contract without having to perform an assessment that would otherwise be required under GAAP.

Credit Ratings
The following table provides our credit ratings as of July 29, 2023:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 28, 2023, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2023. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2023 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2023.
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

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of July 29, 2023, our investment portfolio is primarily comprised of bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our long-term debt as of July 29, 2023 consists of the 2029 Notes, which have a fixed interest rate, the $393 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $295 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Principal Value	$993	$995	$997
Fair Value, Estimated (a)	838	894	865
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of July 29, 2023, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of July 29, 2023 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of July 29, 2023, our investment portfolio is primarily comprised of bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. We are integrating Adore Me into our internal controls over financial reporting beginning in fiscal year 2023. Other than the changes with regard to Adore Me, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against us from time to time may include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
April 30, 2023 - May 27, 2023 (“May 2023”)	1,283	(b)	1,280	$125,000
May 28, 2023 - July 1, 2023 (“June 2023”)	9	$19.47	—	125,000
July 2, 2023 - July 29, 2023 (“July 2023”)	5	$18.79	—	125,000
Total	1,297		1,280
_______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax withholding payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price on employee stock options.
(b)The amount purchased in May 2023 includes the delivery of 1.280 million shares pursuant to the ASR Agreement discussed in Note 5, “Earnings (Loss) Per Share and Shareholders' Equity” included in Item 1. Financial Statements. The average price paid per share, including any broker commissions, in May 2023 for shares not purchased pursuant to the ASR Agreement was $27.31. The average price paid per share pursuant to the ASR Agreement was $34.22, which was based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement.
(c)The January 2023 Share Repurchase Program, which was publicly announced on January 11, 2023, authorizes the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The January 2023 Share Repurchase Program will continue until exhausted, but no later than the end of fiscal year 2023.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 3, 2021).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

10.1**	Amendment No. 1 to First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated May 8, 2023.

10.2	Amendment No. 1 to Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated May 8, 2023.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: September 1, 2023
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.