Form 10-Q
period 2023-10-28
Victoria's Secret & Co.
filed 2023-12-01
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of November 24, 2023, the number of outstanding shares of the Registrant’s common stock was 77,434,945 shares.

VICTORIA'S SECRET & CO.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated Statements of Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 28, 2023 and October 29, 2022 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 28, 2023 and October 29, 2022 (Unaudited)	3

Consolidated Balance Sheets as of October 28, 2023 (Unaudited), January 28, 2023 and October 29, 2022 (Unaudited)	4

Consolidated Statements of Equity for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 28, 2023 and October 29, 2022 (Unaudited)	5

Consolidated Statements of Cash Flows for the Thirty-Nine-Weeks Ended October 28, 2023 and October 29, 2022 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

Part II. Other Information	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signature	38

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2023” and “third quarter of 2022” refer to the thirteen-week periods ended October 28, 2023 and October 29, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the thirty-nine-week periods ended October 28, 2023 and October 29, 2022, respectively, and “fiscal year 2023” and “fiscal year 2022” refer to the fifty-three-week period ending February 3, 2024 and the fifty-two-week period ended January 28, 2023, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
Net Sales	$1,265	$1,318	$4,099	$4,323
Costs of Goods Sold, Buying and Occupancy	(838)	(861)	(2,683)	(2,809)
Gross Profit	427	457	1,416	1,514
General, Administrative and Store Operating Expenses	(494)	(414)	(1,429)	(1,280)
Operating Income (Loss)	(67)	43	(13)	234
Interest Expense	(26)	(15)	(72)	(41)
Other Income (Loss)	—	2	—	(2)
Income (Loss) Before Income Taxes	(93)	30	(85)	191
Provision (Benefit) for Income Taxes	(22)	8	(17)	25
Net Income (Loss)	(71)	22	(68)	166
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(2)	4	(9)
Net Income (Loss) Attributable to Victoria's Secret & Co.	$(71)	$24	$(72)	$175
Net Income (Loss) Per Basic Share Attributable to Victoria's Secret & Co.	$(0.92)	$0.30	$(0.93)	$2.12
Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.92)	$0.29	$(0.93)	$2.07

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
Net Income (Loss)	$(71)	$22	$(68)	$166
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(9)	(4)	(10)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	—	—	3
Total Other Comprehensive Loss, Net of Tax	(2)	(9)	(4)	(7)
Total Comprehensive Income (Loss)	(73)	13	(72)	159
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(2)	4	(9)
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(1)	(3)	(2)	(2)
Comprehensive Income (Loss) Attributable to Victoria's Secret & Co.	$(72)	$18	$(74)	$170

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	October 28, 2023	January 28, 2023	October 29, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$124	$427	$126
Accounts Receivable, Net	139	141	184
Inventories	1,211	1,052	1,242
Other	162	117	157
Total Current Assets	1,636	1,737	1,709
Property and Equipment, Net	871	846	855
Operating Lease Assets	1,311	1,232	1,228
Goodwill	365	365	—
Trade Names	286	289	246
Other Intangible Assets, Net	121	137	—
Deferred Income Taxes	15	18	20
Other Assets	82	87	84
Total Assets	$4,687	$4,711	$4,142
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$449	$481	$397
Accrued Expenses and Other	625	737	618
Current Debt	4	4	4
Current Operating Lease Liabilities	288	310	305
Income Taxes	2	47	8
Total Current Liabilities	1,368	1,579	1,332
Deferred Income Taxes	60	53	59
Long-term Debt	1,530	1,271	1,244
Long-term Operating Lease Liabilities	1,279	1,201	1,207
Other Long-term Liabilities	212	206	48
Total Liabilities	4,449	4,310	3,890
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 77, 80, and 81 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	223	195	187
Accumulated Other Comprehensive Income (Loss)	(1)	1	—
Retained Earnings (Accumulated Deficit)	(3)	186	47
Total Victoria's Secret & Co. Shareholders' Equity	220	383	235
Noncontrolling Interest	18	18	17
Total Equity	238	401	252
Total Liabilities and Equity	$4,687	$4,711	$4,142

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Third Quarter 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, July 29, 2023	77	$1	$210	$—	$68	$—	$279	$21	$300
Net Loss	—	—	—	—	(71)	—	(71)	—	(71)
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(1)	(2)
Total Comprehensive Loss	—	—	—	(1)	(71)	—	(72)	(1)	(73)
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(2)	(2)
Balance, October 28, 2023	77	$1	$223	$(1)	$(3)	$—	$220	$18	$238

Third Quarter 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, July 30, 2022	82	$1	$177	$6	$65	$(2)	$247	$22	$269
Net Income (Loss)	—	—	—	—	24	—	24	(2)	22
Other Comprehensive Loss	—	—	—	(6)	—	—	(6)	(3)	(9)
Total Comprehensive Income (Loss)	—	—	—	(6)	24	—	18	(5)	13
Repurchases of Common Stock	(1)	—	—	—	—	(43)	(43)	—	(43)
Treasury Share Retirements	—	—	(3)	—	(42)	45	—	—	—
Share-based Compensation Expense	—	—	12	—	—	—	12	—	12
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	2	—	—	—	2	—	2
Balance, October 29, 2022	81	$1	$187	$—	$47	$—	$235	$17	$252

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income (Loss)	—	—	—	—	(72)	—	(72)	4	(68)
Other Comprehensive Loss	—	—	—	(2)	—	—	(2)	(2)	(4)
Total Comprehensive Income (Loss)	—	—	—	(2)	(72)	—	(74)	2	(72)
Repurchases of Common Stock	(3)	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	41	—	—	—	41	—	41
Tax Payments related to Share-based Awards	(1)	—	(10)	—	—	—	(10)	—	(10)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(2)	(2)
Other	1	—	6	—	—	—	6	—	6
Balance, October 28, 2023	77	$1	$223	$(1)	$(3)	$—	$220	$18	$238

Year-to-Date 2022

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	175	—	175	(9)	166
Other Comprehensive Loss	—	—	—	(5)	—	—	(5)	(2)	(7)
Total Comprehensive Income (Loss)	—	—	—	(5)	175	—	170	(11)	159
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(5)	—	50	—	—	(264)	(214)	—	(214)
Treasury Share Retirements	—	—	(10)	—	(254)	264	—	—	—
Share-based Compensation Expense	—	—	38	—	—	—	38	—	38
Tax Payments related to Share-based Awards	(1)	—	(40)	—	—	—	(40)	—	(40)
Other	2	—	7	—	—	—	7	—	7
Balance, October 29, 2022	81	$1	$187	$—	$47	$—	$235	$17	$252

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2023	2022
Operating Activities:
Net Income (Loss)	$(68)	$166
Adjustments to Reconcile Net Income (Loss) to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	216	208
Share-based Compensation Expense	41	38
Amortization of Fair Value Adjustment to Acquired Inventories	22	—
Deferred Income Taxes	7	(3)
Changes in Assets and Liabilities:
Accounts Receivable	—	(23)
Inventories	(184)	(298)
Accounts Payable, Accrued Expenses and Other	(122)	(229)
Income Taxes	(83)	(131)
Other Assets and Liabilities	(29)	(7)
Net Cash Used for Operating Activities	(200)	(279)
Investing Activities:
Capital Expenditures	(224)	(125)
Acquisition, Net of Cash Acquired	1	—
Investment in Frankies Bikinis, LLC	—	(18)
Other Investing Activities	—	(7)
Net Cash Used for Investing Activities	(223)	(150)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	405	267
Repayments of Borrowings from Asset-based Revolving Credit Facility	(145)	—
Repurchases of Common Stock	(125)	(214)
Tax Payments related to Share-based Awards	(10)	(40)
Proceeds from Stock Option Exercises	3	4
Payments of Long-term Debt	(3)	(3)
Cash Received from Noncontrolling Interest Partner	—	55
Other Financing Activities	(3)	(2)
Net Cash Provided by Financing Activities	122	67
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(303)	(364)
Cash and Cash Equivalents, Beginning of Period	427	490
Cash and Cash Equivalents, End of Period	$124	$126

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has more than 900 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com and other online channels worldwide. Additionally, the Company has more than 440 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2023” and “third quarter of 2022” refer to the thirteen-week periods ended October 28, 2023 and October 29, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the thirty-nine-week periods ended October 28, 2023 and October 29, 2022, respectively, and “fiscal year 2023” and “fiscal year 2022” refer to the fifty-three-week period ending February 3, 2024 and the fifty-two-week period ended January 28, 2023, respectively.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 28, 2023 and October 29, 2022 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and thirty-nine week periods ended October 28, 2023 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending February 3, 2024.
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
The carrying values of equity method investments were $56 million as of October 28, 2023, $56 million as of January 28, 2023 and $52 million as of October 29, 2022. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of October 28, 2023, the Company's investment portfolio is primarily comprised of bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $154 million as of October 28, 2023, $213 million as of January 28, 2023 and $140 million as of October 29, 2022.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the third quarter of 2023 that had a material impact on the Company's results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's results of operations, financial position or cash flows.
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
In the third quarter and year-to-date 2023, the Company recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. During the third quarter of 2023, the Company recognized total related costs of $8 million, including $7 million in Costs of Goods Sold, Buying and Occupancy and $1 million in Interest Expense. Year-to-date 2023, the Company recognized total related costs of $49 million, including $22 million in Costs of Goods Sold, Buying and Occupancy, $24 million in General, Administrative and Store Operating Expenses and $3 million in Interest Expense. See Note 12, “Fair Value of Financial Instruments” for further information on the contingent consideration. The deferred consideration liability for the future fixed payment is included within Other Long-term Liabilities in the Consolidated Balance Sheets and was $74 million as of October 28, 2023 and $71 million as of January 28, 2023.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $102 million as of October 28, 2023, $101 million as of January 28, 2023 and $133 million as of October 29, 2022. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $283 million as of October 28, 2023, $309 million as of January 28, 2023 and $229 million as of October 29, 2022. The Company recognized $109 million as revenue year-to-date 2023 from amounts recorded as deferred revenue at the beginning of the year. As of October 28, 2023, the Company recorded deferred revenue of $267 million within Accrued Expenses and Other, and $16 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2023 and 2022:

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Stores – North America (a)	$723	$813	$2,326	$2,712
Direct (a)	382	342	1,281	1,176
International (b)	160	163	492	435
Total Net Sales	$1,265	$1,318	$4,099	$4,323
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
The Company recognized Net Sales of $20 million and $29 million in the third quarter of 2023 and 2022, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $66 million and $85 million year-to-date 2023 and 2022, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $205 million and $211 million for the third quarter of 2023 and 2022, respectively. The Company’s net sales outside of the U.S. totaled $637 million and $594 million year-to-date 2023 and 2022, respectively.
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
Year-to-date 2023, the Company made payments of $14 million related to severance and related costs associated with these reductions. As of October 28, 2023, liabilities, after accrual adjustments, related to these restructuring activities of $9 million are included in the October 28, 2023 Consolidated Balance Sheet.
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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the third quarter and year-to-date 2023 and 2022:

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Common Shares	77	81	78	83
Treasury Shares	—	—	—	—
Basic Shares	77	81	78	83
Effect of Dilutive Awards (a)(b)	—	2	—	2
Diluted Shares	77	83	78	85
Anti-dilutive Awards (a)	5	2	5	1
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)For the third quarter and year-to-date 2023, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company's net loss for the periods.
Shareholders' Equity
Common Stock Share Repurchases & Treasury Stock Retirements
Fiscal Year 2023
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

The Company repurchased the following shares of its common stock under the January 2023 Share Repurchase Program during year-to-date 2023:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
January 2023 Share Repurchase Program	$250	3,652	$125	$34.22
As of October 28, 2023, the Company was authorized to repurchase up to $125 million of the Company's common stock under the January 2023 Share Repurchase Program.
In accordance with the Board of Directors' resolution, shares repurchased under the January 2023 Share Repurchase Program were immediately retired. As a result, the Company retired the 3.7 million shares repurchased in connection with the settlement of the ASR Agreement year-to-date 2023. The retirement resulted in a reduction of $126 million in Treasury Stock, less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $117 million in Retained Earnings (Accumulated Deficit) year-to-date 2023.
Fiscal Year 2022
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
In accordance with the Board of Directors' resolution, shares of the Company's common stock repurchased under the March 2022 Share Repurchase Program were retired upon repurchase. As a result, year-to-date 2022 the Company retired 5.1 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $10 million in Paid-in Capital and $204 million in Retained Earnings.
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
6. Inventories
The following table provides details of Inventories as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Finished Goods Merchandise	$1,159	$997	$1,186
Raw Materials and Merchandise Components	52	55	56
Total Inventories	$1,211	$1,052	$1,242
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

7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Property and Equipment, at Cost	$3,654	$3,716	$3,684
Accumulated Depreciation and Amortization	(2,783)	(2,870)	(2,829)
Property and Equipment, Net	$871	$846	$855
Depreciation expense was $65 million and $68 million for the third quarter of 2023 and 2022, respectively. Depreciation expense was $197 million and $208 million for year-to-date 2023 and 2022, respectively.
8. Intangible Assets
Goodwill
The Company's goodwill was established as a result of the acquisition of Adore Me on December 30, 2022. For additional information, see Note 2, “Acquisition.” Prior to the acquisition of Adore Me, the Company did not have any goodwill.
The following table shows the change in the carrying value of goodwill:

(in millions)
Balance, January 28, 2023	$365
Adjustments (a)	—
Balance, October 28, 2023	$365
 _______________
(a)Includes offsetting measurement period adjustments related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition.”
Trade Name - Indefinite-Lived
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.
Definite-Lived Intangible Assets
The Company's definite-lived intangible assets were established as a result of the acquisition of Adore Me. Prior to the acquisition of Adore Me, the Company did not have any definite-lived intangible assets.
The following table provides details of the gross carrying amount and accumulated amortization of the Company's definite-lived intangible assets as of October 28, 2023 and January 28, 2023:

	October 28, 2023	January 28, 2023
	(in millions)
Gross Definite-Lived Intangible Assets
Customer Relationships	$81	$81
Developed Technology	56	56
Adore Me Trade Name	43	43
Total Gross Definite-Lived Intangible Assets	$180	$180

Accumulated Amortization
Customer Relationships	$(9)	$—
Developed Technology	(7)	—
Adore Me Trade Name	(3)	—
Total Accumulated Amortization	(19)	—
Total Definite-Lived Intangible Assets, Net	$161	$180

Amortization expense for intangible assets was $6 million and $19 million for the third quarter of 2023 and year-to-date 2023, respectively. There was no amortization expense recorded related to these definite-lived intangible assets in fiscal year 2022.
9. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Deferred Revenue on Gift Cards	$213	$238	$168
Compensation, Payroll Taxes and Benefits	103	105	112
Deferred Revenue on Loyalty and Credit Card Programs	43	40	30
Taxes, Other than Income	39	40	21
Accrued Marketing	37	37	38
Accrued Interest	19	7	13
Contingent Consideration Related to Adore Me Acquisition	16	30	—
Returns Reserve	14	22	15
Accrued Freight and Other Logistics	11	16	23
Deferred Revenue on Direct Shipments not yet Delivered	11	13	12
Accrued Claims on Self-insured Activities	10	8	6
Rent	5	63	62
Other	104	118	118
Total Accrued Expenses and Other	$625	$737	$618
10. Income Taxes
The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2023, the Company’s effective tax rate was 24.1% compared to 25.0% in the third quarter of 2022. The third quarter of 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined federal and state statutory rate. The third quarter of 2022 rate was consistent with the Company’s combined federal and state statutory rate.
For year-to-date 2023, the Company’s effective tax rate was 20.6% compared to 13.2% for year-to-date 2022. The year-to-date 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments. The year-to-date 2022 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective period.
The Company paid income taxes in the amount of $6 million and $18 million for the third quarter of 2023 and 2022, respectively. Year-to-date income taxes paid were $65 million and $158 million for 2023 and 2022, respectively.

11. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$392 million Term Loan due August 2028 (“Term Loan Facility”)	$385	$387	$388
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	555	295	267
Total Senior Secured Debt with Subsidiary Guarantee	940	682	655
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	593	593
Total Senior Debt with Subsidiary Guarantee	594	593	593
Total	1,534	1,275	1,248
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,530	$1,271	$1,244
Cash paid for interest was $54 million and $29 million for year-to-date 2023 and year-to-date 2022, respectively.
Credit Facilities
In September 2023, the Company entered into a delayed draw term loan, secured by certain real estate assets owned by the Company, to increase available liquidity in consideration of potential seasonal working capital needs. The delayed draw term loan has a maximum borrowing capacity of $75 million and any amounts borrowed will mature in December 2023. As of December 1, 2023, the Company has not drawn any amounts under this term loan. During the third quarter of 2023 and year-to-date 2023, fees incurred in relation to this delayed draw term loan were $1 million and are being amortized over the life of the delayed draw term loan through the maturity date.
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the third quarter of 2023 and the third quarter of 2022 and $3 million during both year-to-date 2023 and year-to-date 2022.
In May 2023, the Company amended its Term Loan Facility to allow for an early transition to using the Term Secured Overnight Financing Rate (“Term SOFR”) as the applicable reference rate to calculate interest instead of the London Interbank Offered Rate (“LIBOR”). Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of October 28, 2023, the interest rate on the loans under the Term Loan Facility was 8.90%.

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
Year-to-date 2023, the Company borrowed $405 million and made payments of $145 million under the ABL Facility. As of October 28, 2023, there were borrowings of $555 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.58%. The Company had $19 million of outstanding letters of credit as of October 28, 2023 that further reduced its availability under the ABL Facility. As of October 28, 2023, the Company's remaining availability under the ABL Facility was $176 million.
Subsequent to the end of the third quarter of 2023 and as of November 30, 2023, borrowings of $464 million remained outstanding under the ABL Facility.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of October 28, 2023, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
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
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding debt as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Principal Value	$992	$995	$996
Fair Value, Estimated (a)	830	894	870
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of October 28, 2023 based on the terms of the borrowings from the ABL Facility.
Recurring Fair Value Measurements
The following tables provide a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of October 28, 2023 and January 28, 2023 (in millions):

Balance Sheet Location	October 28, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$16	$—	$—	$16
Other Long-term Liabilities	71	—	—	71

Balance Sheet Location	January 28, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$30	$—	$—	$30
Other Long-term Liabilities	70	—	—	70
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
13. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income (loss) attributable to Victoria's Secret & Co. for year-to-date 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(2)	(2)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(2)	(2)
Balance as of October 28, 2023	$(1)	$(1)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Loss Before Reclassifications	(8)	(8)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Loss	(5)	(5)
Balance as of October 29, 2022	$—	$—
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this report or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements, and any future performance or financial results expressed or implied by such forward-looking statements are not guarantees of future performance. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “will,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “potential” and any similar expressions are intended to identify forward-looking statements. Risks associated with the following factors, among others, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
•    the spin-off from our Former Parent may not be tax-free for U.S. federal income tax purposes;
•we may not realize all of the expected benefits of the spin-off;
•    general economic conditions, inflation and changes in consumer confidence and consumer spending patterns;
•    market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
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
•    our ability to incorporate artificial intelligence into our business operations successfully and ethically while effectively managing the associated risks;
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
In the third quarter of 2023, our operating loss was $67 million compared to operating income of $43 million in the third quarter of 2022, and our operating income (loss) rate (expressed as a percentage of net sales) was (5.3%) compared to 3.2% last year. The operating income (loss) decrease in the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by an increase in general, administrative and store operating expense and a decrease in net sales and gross profit. Net sales decreased $53 million, or 4%, to $1.265 billion compared to $1.318 billion in the third quarter of 2022 and comparable sales decreased 7% in the third quarter of 2023. Our North American store sales decreased $90 million, to $723 million compared to $813 million in the third quarter of 2022, primarily driven by a decrease in traffic, average unit retail (which we define as the average price per unit purchased) and conversion (which we define as the percentage of customers who visit our stores and make a purchase) in the quarter compared to the third quarter of 2022. Our direct channel sales increased by 12%, or $40 million, to $382 million compared to $342 million in the third quarter of 2022, driven by the inclusion of Adore Me sales in our results beginning in fiscal year 2023. On a comparable basis, our direct channel sales decrease was driven by a decrease in average unit retail and traffic compared to the third quarter of 2022.
Despite a macro environment that remained challenging on the customer, we continue to focus on our strategic growth plan and the three priorities of our strategy: accelerating our core, igniting growth and transforming the foundation. We are committed to optimizing our performance in the current challenging environment by focusing on what is within our control, and we are confident in our strategic growth plan and remain committed to delivering long-term sustainable value for our shareholders.
For additional information related to our third quarter of 2023 financial performance, see “Results of Operations.”
Financial Impacts of the Adore Me Acquisition
We consolidate Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the period subsequent to the acquisition date are recorded in our results beginning in 2023.
In the third quarter and year-to-date 2023, we recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. For additional information, see Note 2, “Acquisition.”

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP financial measures that present operating income (loss), net income (loss) attributable to Victoria's Secret & Co. and net income (loss) per diluted share attributable to Victoria's Secret & Co. on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2023	2022	2023	2022
Reconciliation of Reported to Adjusted Operating Income (Loss)
Reported Operating Income (Loss) - GAAP	$(67)	$43	$(13)	$234
Adore Me Acquisition-related Items (a)	1	—	26	—
Amortization of Intangible Assets (b)	6	—	19	—
Restructuring Charges (c)	—	—	11	29
Occupancy-related Legal Matter (d)	—	—	—	22
Adjusted Operating Income (Loss)	$(60)	$43	$43	$285

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Attributable to Victoria's Secret & Co. - GAAP	$(71)	$24	$(72)	$175
Adore Me Acquisition-related Items (a)	2	—	30	—
Amortization of Intangible Assets (b)	6	—	19	—
Restructuring Charges (c)	—	—	11	29
Occupancy-related Legal Matter (d)	—	—	—	22
Tax Effect of Adjusted Items	(3)	—	(13)	(13)
Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.	$(66)	$24	$(25)	$213

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$(0.92)	$0.29	$(0.93)	$2.07
Adore Me Acquisition-related Items (a)	—	—	0.31	—
Amortization of Intangible Assets (b)	0.06	—	0.18	—
Restructuring Charges (c)	—	—	0.11	0.26
Occupancy-related Legal Matter (d)	—	—	—	0.19
Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.86)	$0.29	$(0.33)	$2.52
 ________________
(a)In the third quarter of 2023, we recognized a pre-tax charge of $2 million ($1 million after-tax) within net loss, $7 million included in costs of goods sold, buying and occupancy expense and $1 million included in interest expense, partially offset by $6 million income included in general, administrative and store operating expense, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. Year-to-date 2023, we recognized pre-tax charges of $30 million ($24 million after-tax) within net loss, $22 million included in costs of goods sold, buying and occupancy expense, $5 million included in general, administrative and store operating expense and $3 million included in interest expense, related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.

(b)In the third quarter of 2023, we recognized $6 million of amortization expense ($5 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. Year-to-date 2023, we recognized $19 million ($14 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 8, “Intangible Assets” included in Item 1. Financial Statements.
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
Store Data
The following table compares the third quarter of 2023 U.S. company-operated store data to the third quarter of 2022 and year-to-date 2023 to year-to-date 2022:

	Third Quarter			Year-to-Date
	2023	2022	% Change	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$122	$136	(10%)	$391	$456	(14%)
Sales per Average Store (in thousands) (a)	$833	$945	(12%)	$2,681	$3,158	(15%)
Average Store Size (selling square feet)	6,833	6,919	(1%)
Total Selling Square Feet (in thousands)	5,610	5,618	—%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	October 28, 2023
Company-Operated:
U.S.	812	12	(9)	815
Canada	25	—	(1)	24
Subtotal Company-Operated	837	12	(10)	839

China Joint Venture:
Beauty & Accessories (a)	39	2	(6)	35
Full Assortment	33	2	(1)	34
Subtotal China Joint Venture	72	4	(7)	69

Partner-Operated:
Beauty & Accessories	308	13	(24)	297
Full Assortment	135	23	(9)	149
Subtotal Partner-Operated	443	36	(33)	446

Adore Me	6	—	—	6
Total	1,358	52	(50)	1,360
________________
(a)Includes fourteen partner-operated stores as of October 28, 2023.

The following table represents store data for year-to-date 2022:

	Stores at			Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Joint Venture	October 29, 2022
Company-Operated:
U.S.	808	11	(7)	—	812
Canada	26	—	—	—	26
Subtotal Company-Operated	834	11	(7)	—	838

China Joint Venture:
Beauty & Accessories (a)	35	2	(6)	8	39
Full Assortment	30	2	(1)	—	31
Subtotal China Joint Venture	65	4	(7)	8	70

Partner-Operated:
Beauty & Accessories	335	10	(30)	(8)	307
Full Assortment	128	16	(8)	—	136
Subtotal Partner-Operated	463	26	(38)	(8)	443
Total	1,362	41	(52)	—	1,351
________________
(a)Includes nine partner-operated stores as of October 29, 2022.
Results of Operations
Third Quarter of 2023 Compared to Third Quarter of 2022
Operating Income (Loss)
For the third quarter of 2023, operating income (loss) decreased $110 million, to an operating loss of $67 million, compared to operating income of $43 million in the third quarter of 2022, and the operating income (loss) rate (expressed as a percentage of net sales) decreased to (5.3%) from 3.2%. The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2023 in comparison to the third quarter of 2022:

	2023	2022	% Change
Third Quarter	(in millions)
Stores – North America (a)	$723	$813	(11%)
Direct (a)	382	342	12%
International (b)	160	163	(2%)
Total Net Sales	$1,265	$1,318	(4%)
 _______________
(a)Results for the third quarter of 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the third quarter of 2022 to the third quarter of 2023:

(in millions)
2022 Net Sales	$1,318
Comparable Store Sales	(78)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(3)
Direct Channels (a)(b)	56
Credit Card Programs	(9)
International Wholesale, Royalty and Sourcing	(17)
Foreign Currency Translation	(2)
2023 Net Sales	$1,265
 _______________
(a)Results for the third quarter of 2023 include Adore Me sales.
(b)Results include consolidated joint venture direct sales in China.
The following table compares the third quarter of 2023 comparable sales to the third quarter of 2022:

	2023	2022
Comparable Sales (Stores and Direct) (a)	(7%)	(11%)
Comparable Store Sales (a)	(11%)	(10%)
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
Net sales in the third quarter of 2023 decreased $53 million, or 4%, to $1.265 billion compared to $1.318 billion in the third quarter of 2022.
In the stores channel, our North America net sales decreased $90 million, or 11%, to $723 million compared to the third quarter of 2022 driven by a decrease in traffic, average unit retail and conversion in the quarter compared to the third quarter of 2022.
In the direct channel, net sales increased $40 million, or 12%, to $382 million, driven by the inclusion of Adore Me sales in our results beginning in fiscal year 2023. On a comparable basis, our direct channel sales decrease was driven by a decrease in average unit retail and traffic compared to the third quarter of 2022.
In the international channel, net sales decreased $3 million, or 2%, to $160 million compared to the third quarter of 2022. Increases in net sales in the third quarter of 2023 compared to the third quarter of 2022 related to net sales in China and royalties earned associated with franchised stores and online sales in many countries outside of North America were offset by a decrease in net sales related to sourcing sales to our partners.
Gross Profit
For the third quarter of 2023, our gross profit decreased $30 million compared to the third quarter of 2022 to $427 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 33.8% from 34.7%.
The decrease in gross profit dollars was primarily due to the decrease in merchandise margin dollars driven by the decrease in net sales and the increase in targeted promotional activity, partially offset by a decrease in supply chain costs compared to the third quarter of 2022. Buying and occupancy expenses were higher compared to the third quarter of 2022, primarily driven by the inclusion of Adore Me buying and occupancy expenses in the current year. Additionally, the decrease in gross profit dollars was driven by the partial recognition in gross profit of the inventory fair value step-up adjustment related to acquired inventory from Adore Me.
The gross profit rate decrease was driven by deleverage in buying and occupancy expenses in the quarter as a result of the decrease in sales compared to the third quarter of 2022.

General, Administrative and Store Operating Expenses
For the third quarter of 2023, our general, administrative and store operating expenses increased $80 million, or 19%, compared to the third quarter of 2022 to $494 million. The increase in general, administrative and store operating expenses compared to the third quarter of 2022 was primarily due to strategic marketing investments including the Victoria’s Secret World Tour, the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023 and technology investments to enhance our digital business.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 39.1% from 31.5% due to strategic marketing investments including the Victoria’s Secret World Tour, deleverage driven by the decrease in sales compared to the third quarter of 2022 and the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023.
Interest Expense
For the third quarter of 2023, our interest expense increased $11 million to $26 million compared to the third quarter of 2022, primarily driven by the increase in our outstanding debt due to the borrowings from the ABL Facility and a higher average borrowing rate for our Term Loan Facility.
Provision (Benefit) for Income Taxes
For the third quarter of 2023, the Company’s effective tax rate was 24.1% compared to 25.0% in the third quarter of 2022. The third quarter of 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined federal and state statutory rate. The third quarter of 2022 rate was consistent with the Company’s combined federal and state statutory rate.
Results of Operations
Year-to-Date 2023 Compared to Year-to-Date 2022
Operating Income (Loss)
For year-to-date 2023, operating income (loss) decreased $247 million, to an operating loss of $13 million, compared to operating income of $234 million year-to-date 2022, and the operating income (loss) rate (expressed as a percentage of net sales) decreased to (0.3%) from 5.4%. The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2023 in comparison to year-to-date 2022:

	2023	2022	% Change
Year-to-Date	(in millions)
Stores – North America (a)	$2,326	$2,712	(14%)
Direct (a)	1,281	1,176	9%
International (b)	492	435	13%
Total Net Sales	$4,099	$4,323	(5%)
 _______________
(a)Results for year-to-date 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from year-to-date 2022 to year-to-date 2023:

(in millions)
2022 Net Sales	$4,323
Comparable Store Sales	(322)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(36)
Direct Channels (a)(b)	158
Credit Card Programs	(19)
International Wholesale, Royalty and Sourcing	5
Foreign Currency Translation	(10)
2023 Net Sales	$4,099
 _______________
(a)Results for year-to-date 2023 include Adore Me sales.
(b)Results include consolidated joint venture direct sales in China.
The following table compares year-to-date 2023 comparable sales to year-to-date 2022:

	2023	2022
Comparable Sales (Stores and Direct) (a)	(10%)	(9%)
Comparable Store Sales (a)	(13%)	(7%)
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
Net sales year-to-date 2023 decreased $224 million, or 5%, to $4.099 billion compared to $4.323 billion year-to-date 2022.
In the stores channel year-to-date 2023, our North America net sales decreased $386 million, or 14%, to $2.326 billion, compared to year-to-date 2022 driven by a decrease in traffic which was down compared to year-to-date 2022. Our North American store sales were also impacted by decreases in average unit retail and conversion compared to year-to-date 2022.
In the direct channel, net sales increased $105 million, or 9%, to $1.281 billion, driven by the inclusion of Adore Me sales in our results beginning in fiscal year 2023. On a comparable basis, our direct channel sales decrease was driven by a decrease in average unit retail, conversion and traffic compared to year-to-date 2022.
In the international channel, net sales increased $57 million, or 13%, to $492 million compared to year-to-date 2022, as stores and online sales increased in many countries outside of North America driven by new full assortment store growth, comparable store sales growth driven in part by increased traffic and strong e-commerce performance, as well as positive customer acceptance of our product assortment.
Gross Profit
For year-to-date 2023, our gross profit decreased $98 million to $1.416 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 34.6% from 35.0%.
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

General, Administrative and Store Operating Expenses
For year-to-date 2023, our general, administrative and store operating expenses increased $149 million, or 12%, to $1.429 billion. The increase in general, administrative and store operating expenses compared to year-to-date 2022 was primarily due to the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023 and strategic marketing investments including the Victoria’s Secret World Tour in fiscal year 2023. The increase in general, administrative and store operating expenses in 2023 was also due to the amortization of intangible assets acquired from Adore Me of $19 million, recognition of $8 million of restructuring charges to continue to reorganize and improve our organizational structure in the first quarter of 2023, partially offset by restructuring charges of $16 million in the second quarter of 2022 and lower store selling expenses in the current year due to improvements in our labor model.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 34.9% from 29.6% due to the inclusion of Adore Me general, administrative and store operating expenses beginning in fiscal year 2023, deleverage driven by the decrease in sales compared to 2022 and strategic marketing investments including the Victoria’s Secret World Tour.
Interest Expense
For year-to-date 2023, our interest expense increased $31 million to $72 million compared to year-to-date 2022, primarily driven by the increase in our outstanding debt due to the borrowings from the ABL Facility and a higher average borrowing rate for our Term Loan Facility.
Provision (Benefit) for Income Taxes
For year-to-date 2023, the Company’s effective tax rate was 20.6% compared to 13.2% year-to-date 2022. The year-to-date 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments. The year-to-date 2022 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the respective period.
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

The following table provides a summary of our working capital position and capitalization as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(200)	$437	$(279)
Capital Expenditures (a)	224	164	125
Working Capital	268	158	377
Capitalization:
Long-term Debt	1,530	1,271	1,244
Victoria's Secret & Co. Shareholders' Equity	220	383	235
Total Capitalization	$1,750	$1,654	$1,479
Amounts Available Under the ABL Facility (b)	$176	$259	$441
_______________
(a)The October 28, 2023 and October 29, 2022 amounts represent thirty-nine-week periods and the January 28, 2023 amounts represent a fifty-two-week period.
(b)For the reporting period ended October 28, 2023, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $555 million and letters of credit of $19 million. For the reporting period ended January 28, 2023, the availability was limited by our borrowing base of $596 million, less outstanding borrowings of $295 million and letters of credit of $42 million. For the reporting period ended October 29, 2022, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $267 million and letters of credit of $42 million.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2023 and 2022:

	Year-to-Date
	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$427	$490
Net Cash Flows Used for Operating Activities	(200)	(279)
Net Cash Flows Used for Investing Activities	(223)	(150)
Net Cash Flows Provided by Financing Activities	122	67
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(303)	(364)
Cash and Cash Equivalents, End of Period	$124	$126
Operating Activities
Net cash used for operating activities reflects net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2023 was $200 million, an increase in net cash flows from operating activities of $79 million compared to year-to-date 2022. The increase in net cash flows from operating activities year-to-date 2023 was primarily driven by lower operating cash outflows associated with working capital changes, partially offset by lower net income (loss). The most significant working capital driver resulting in the increase in operating cash flows this year compared to last year was the timing of payments related to the increased inventory levels last year, which were primarily driven by modal mix changes and longer in-transit shipment times. The other significant working capital driver resulting in the increase in operating cash flows this year is related to income taxes paid of $65 million year-to-date 2023 compared to $158 million paid year-to-date 2022.
Investing Activities
Net cash used for investing activities year-to-date 2023 was $223 million, consisting primarily of capital expenditures of $224 million. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from our Former Parent.

Net cash used for investing activities year-to-date 2022 was $150 million, consisting primarily of capital expenditures of $125 million and our $18 million investment in Frankies Bikinis. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.
We are estimating capital expenditures to be approximately $255 million for fiscal year 2023. We expect that capital expenditures during fiscal year 2023 will be primarily focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from our Former Parent.
Financing Activities
Net cash provided by financing activities year-to-date 2023 was $122 million, consisting primarily of borrowings of $405 million from the ABL Facility, partially offset by $145 million of repayments under the ABL Facility and $125 million of share repurchases.
Net cash provided by financing activities year-to-date 2022 was $67 million, consisting primarily of $267 million of borrowings from the ABL Facility and $55 million of cash received from Regina Miracle in connection with the joint venture agreement completed in the first quarter of 2022. Those proceeds were partially offset by $214 million of share repurchases and $40 million of payments for taxes on share-based compensation awards issued.
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
Fiscal Year 2023
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
We repurchased the following shares of our common stock under the January 2023 Share Repurchase Program during year-to-date 2023:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
January 2023 Share Repurchase Program	$250	3,652	$125	$34.22
As of October 28, 2023, we were authorized to repurchase up to $125 million of our common stock under the January 2023 Share Repurchase Program.
In accordance with the Board of Directors' resolution, shares repurchased under the January 2023 Share Repurchase Program were immediately retired. As a result, we retired the 3.7 million shares repurchased in connection with the settlement of the ASR Agreement year-to-date 2023. The retirement resulted in a reduction of $126 million in Treasury Stock, less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $117 million in Retained Earnings (Accumulated Deficit) year-to-date 2023.

Fiscal Year 2022
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
In accordance with the Board of Directors' resolution, shares of our common stock repurchased under the March 2022 Share Repurchase Program were retired upon repurchase. As a result, year-to-date 2022 we retired 5.1 million shares repurchased under the March 2022 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $10 million in Paid-in Capital and $204 million in Retained Earnings.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$392 million Term Loan due August 2028 (“Term Loan Facility”)	$385	$387	$388
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	555	295	267
Total Senior Secured Debt with Subsidiary Guarantee	940	682	655
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	593	593
Total Senior Debt with Subsidiary Guarantee	594	593	593
Total	1,534	1,275	1,248
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,530	$1,271	$1,244
Cash paid for interest was $54 million and $29 million for year-to-date 2023 and year-to-date 2022, respectively.

Credit Facilities
In September 2023, we entered into a delayed draw term loan, secured by certain real estate assets owned by us, to increase available liquidity in consideration of potential seasonal working capital needs. The delayed draw term loan has a maximum borrowing capacity of $75 million and any amounts borrowed will mature in December 2023. As of December 1, 2023, we have not drawn any amounts under this term loan. During the third quarter of 2023 and year-to-date 2023, fees incurred in relation to this delayed draw term loan were $1 million and are being amortized over the life of the delayed draw term loan through the maturity date.
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the third quarter of 2023 and the third quarter of 2022 and $3 million during both year-to-date 2023 and year-to-date 2022.
In May 2023, we amended our Term Loan Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest under the Term Loan Facility was calculated by reference to the LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of October 28, 2023, the interest rate on the loans under the Term Loan Facility was 8.90%.
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
Year-to-date 2023, we borrowed $405 million and made payments of $145 million under the ABL Facility. As of October 28, 2023, there were borrowings of $555 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.58%. We had $19 million of outstanding letters of credit as of October 28, 2023 that further reduced our availability under the ABL Facility. As of October 28, 2023, our remaining availability under the ABL Facility was $176 million.
Subsequent to the end of the third quarter of 2023 and as of November 30, 2023, borrowings of $464 million remained outstanding under the ABL Facility.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of October 28, 2023, we were in compliance with all covenants under our long-term debt and borrowing facilities.

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
The following table provides our credit ratings as of October 28, 2023:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Except with respect to the additional $260 million of outstanding borrowings under the ABL Facility, there have been no material changes in our contractual obligations since January 28, 2023, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2023. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the third quarter of 2023 that had a material impact on our results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our results of operations, financial position or cash flows.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of October 28, 2023, our investment portfolio is primarily comprised of bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our long-term debt as of October 28, 2023 consists of the 2029 Notes, which have a fixed interest rate, the $392 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $555 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Principal Value	$992	$995	$996
Fair Value, Estimated (a)	830	894	870
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of October 28, 2023, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of October 28, 2023 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of October 28, 2023, our investment portfolio is primarily comprised of bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. We are integrating Adore Me into our internal controls over financial reporting beginning in fiscal year 2023. Other than the changes with regard to Adore Me, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
July 30, 2023 - August 26, 2023 (“August 2023”)	18	$20.63	—	$125,000
August 27, 2023 - September 30, 2023 (“September 2023”)	28	$17.93	—	125,000
October 1, 2023 - October 28, 2023 (“October 2023”)	25	$14.76	—	125,000
Total	71		—
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
Date: December 1, 2023
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.