Form 10-K
period 2024-02-03
Victoria's Secret & Co.
filed 2024-03-22
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,550,095,138.
Number of shares outstanding of the registrant’s common stock as of March 15, 2024: 77,575,912.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
Victoria's Secret & Co. (together with its subsidiaries unless the context otherwise requires, “we”, “us”, “our” or the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret, Victoria's Secret PINK (“PINK”) and Adore Me brand names. We have approximately 910 stores in the United States (“U.S.”), Canada and China, as well as our own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com, and other digital channels worldwide. Additionally, we have more than 460 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving us and our international partners. We operate as a single segment designed to seamlessly serve customers worldwide through stores and online channels.
On December 30, 2022, we completed our acquisition of AdoreMe, Inc. (“Adore Me”), a digitally-native intimates brand. For additional information, see Note 2 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Our Brands
Our business operates two market leading intimates and beauty brands, Victoria's Secret and PINK, that share a common purpose of supporting women in all they do, and Adore Me, a technology-led, digital first innovative intimates brand serving women of all sizes and budgets at all phases of life. We offer a range of products including signature bras, panties, lingerie, casual sleepwear, athleisure and swim, as well as prestige fragrances and body care.
Victoria’s Secret
The Victoria’s Secret brand offers a wide assortment of modern, fashion-inspired collections including signature bras, panties, lingerie, casual sleepwear, athleisure and swim, as well as prestige fragrances and body care across its global retail locations and its online e-commerce channel. Victoria’s Secret strives to provide the best products to help women express their confidence, sexiness and power, and uses its platform to celebrate the extraordinary diversity of women's experiences.
PINK
PINK is a fashion and lifestyle brand for young women providing on trend products including bras, panties, loungewear, knit tops, activewear, accessories and beauty. PINK uses its platform to create connection and community. PINK is sold across North America and internationally at Victoria’s Secret and PINK retail stores and online.
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
Joint Venture Partnership
Victoria's Secret China
In April 2022, we entered into a joint venture agreement with Regina Miracle International (Holdings) Limited (“Regina Miracle”), a company listed on the Hong Kong Stock Exchange, to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, we own 51% of the joint venture and Regina Miracle owns the remaining 49%. Since we have retained control over the joint venture, the joint venture's assets, liabilities and results of operations continue to be consolidated in our consolidated financial statements. For additional information, see Note 6 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2023” refers to the fifty-three-week period ended February 3, 2024 and “2022” and “2021” refer to the fifty-two-week periods ended January 28, 2023 and January 29, 2022, respectively.
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
The following table provides the number of our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores in operation as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Company-Operated:
U.S.	808	812
Canada	23	25
	831	837

China Joint Venture:
Beauty & Accessories (a)	34	39
Full Assortment	36	33
	70	72

Adore Me	6	6
Total	907	915
_______________
(a)    Includes thirteen partner-operated stores.

The following table provides the changes in the number of our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores operated for the past three fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	Reclassed to Joint Venture (b)	End of Year
2023 (c)	915	21	(29)	—	—	907
2022 (c)	899	26	(24)	6	8	915
2021	933	7	(41)	—	—	899
_______________
(a)    Relates to acquisition of Adore Me. For additional information, see Note 2 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)    Relates to the China joint venture with Regina Miracle. For additional information, see Note 6 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)    Includes thirteen partner-operated China joint venture stores.
Franchise, License and Wholesale Arrangements
In addition to our company-operated stores, our products are sold at hundreds of partner locations and on partner websites in nearly 70 countries. We are focused on ensuring our partners have the commitment and capability to provide a quality customer experience and to grow our brands internationally.
Under the terms of our franchise, license and wholesale arrangements, we provide our partners the rights to sell our products in various geographic regions along with operational policies and standards governing such matters as the supply and sale of our products, in stores and online, marketing and store training. Our partners are generally responsible for providing the capital necessary to lease retail space, build out stores and/or develop websites, fund the operations of the business, and over the longer term, reinvest in the business. Our partners are also responsible for the day-to-day operations of the business, and must do so in accordance with our policies and standards, which are focused on ensuring a consistent customer experience around the world. Such arrangements can typically be terminated, upon delivery of notice, in the event of any breach of representations or warranties.
Our franchise and license arrangements with our partners typically have an initial term of five to ten years, with an option to renew, subject to customary conditions. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers, typically based on a percentage of sales. Royalty rates, which are generally low-double digits to low-teens, vary based on store format, local business conditions and various other factors.
Our wholesale arrangements with our partners typically have an initial term of five years, with an option to renew, subject to customary conditions. Wholesale prices, which vary by product category, are generally based on a discount to the suggested retail price. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner.
The following table provides the number of our international stores operated by our partners by store type as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Beauty and Accessories (a)	307	308
Full Assortment	156	135
Total	463	443
_______________
(a)    Does not include the thirteen partner-operated China joint venture stores.

Our Competitive Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Two Market Leading Brands with Global Brand Awareness and Resonance
Our Victoria's Secret and PINK brands have a strong global presence and awareness among consumers, which we believe provides us with a competitive advantage. Adore Me, a technology-led, digital first innovative intimates brand is focused on transforming the way customers shop with a pioneering home try-on commerce service and a series of innovation-driven products. While our history runs deep as a dominant player in intimates, our brands also provide compelling offerings in fragrance, beauty, apparel, loungewear, sleepwear, athletic attire and swimwear. We believe our actions to evolve our positioning and promote inclusivity and diversity will allow us to attract new customers while also deepening our connection with existing ones. The Victoria’s Secret Global Fund for Women’s Cancers funds innovative research projects aimed at progressing treatments and cures for women’s cancers and investing in the next generation of women scientists who represent the diverse populations they serve. We are guided by our vision to celebrate and support women in all we do and provide the best products to help women express their confidence, sexiness and power.
Global Scale at Retail
We believe we have significant scale and strength in reaching our consumer base in the United States and around the world. We interact with our customers through three powerful distribution channels:
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
•North American Stores. Our retail footprint in North America spans the U.S. and Canada with 837 stores, representing a combined 5.8 million square feet of selling space as of the end of 2023. Our North America stores channel creates an immersive environment for customers to experience our brands and try new products. Our sales associates and store managers are central in creating an engaging and compelling store experience by providing a high level of customer service.
•International. We have a significant international footprint with 533 international stores and 50 international digital sites as of the end of 2023. We believe we have meaningful opportunity to grow our international business through new beauty and accessories and full assortment stores, new digital sites and new geographies. Our beauty and accessories stores represent smaller footprint stores including stores in airports and other travel retail locations, which enable significant global exposure. Our international stores span the Americas, Europe, Asia, Africa and the Middle East, in addition to the strong digital component of our international business.
Agile and Highly Responsive Supply Chain and Sourcing Capabilities
Our sourcing and production function has a long and deep presence in key sourcing markets including those in the U.S. and Asia. Our intimates and apparel categories are supported by an internationally outsourced platform, primarily in Asia, which has consistently provided rapid speed to market, high quality and innovative products and an efficient cost base. Meanwhile, our beauty platform is largely centered in Ohio, where a number of our suppliers are located, boasting innovation and agile manufacturing. We have thoughtfully designed our supply chain around three key principles: speed to market, quality and cost efficiency.
We leverage the speed that we have in our supply chain, our close partnerships with suppliers and the capabilities of our sourcing, production and logistics teams to actively manage our inventory and adjust for channel shifts across our business. We focus on speed to market, allowing us to read and react to customer preferences. The agility within our supply chain provides us with flexibility to quickly re-order strong selling products as we seek to maximize our sales and merchandise margin rate opportunities.
Our strong relationships with our suppliers have allowed us to manufacture our products with cost efficiency without sacrificing quality. Our global supply base and flexibility are key competitive advantages and allow us to provide a broad product range, innovation and assortment to our customers.
We remain focused on maximizing our relationships with our supplier partners and our sourcing and logistics capabilities to help mitigate supply chain challenges, cost pressures on our business and to continuously enhance our speed to market capabilities.

Highly-Talented Management Team with Deep Industry Experience
Our senior management team has a wealth of retail and business experience and a deep knowledge of our business. The management team is supported by well qualified leaders and is highly collaborative across our brands and channels.
Distribution Channels
Our distribution channels include digital, North American stores and international stores. We utilize these channels to reach our consumers in the digital and physical locations they frequent within their geographies.
Digital
The digital channel accounted for $2.015 billion, or 33%, of our revenue in 2023. This channel includes sales that are derived from our websites and mobile applications.
Our digital presence, including social media, our websites and our mobile applications, allows us to get to know our customers better and communicate with them anytime and anywhere. Our digital customers engage in more transactions relative to non-digital customers. Within digital, we have taken a mobile-first approach to help drive sales.
We have taken steps to modernize our digital platform, including the use of artificial intelligence-driven chatbots and geo-targeted digital marketing. Our digital platform is designed to further support our physical presence and contribute to the growth of omni-channel sales.
North American Stores
The North American stores channel represents the stores in our North American physical retail locations and accounted for $3.480 billion, or 56%, of our revenue in 2023. We operated 837 physical locations as of the end of 2023, including a range of full assortment stores, Victoria’s Secret Lingerie stores, free-standing PINK stores and free-standing Adore Me stores.
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
International
The international channel represents our stores and websites in China as well as royalty and wholesale sales related to the stores and websites operated by our franchise, license, wholesale and joint venture partners. International net sales accounted for $687 million, or 11%, of our revenue in 2023. As of the end of 2023, we have 70 joint venture-operated stores in China as well as 463 partner-operated stores around the world, including locations across Asia, Europe, the Americas, the Middle East and Africa.
Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon the sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner. We intend to continue to increase the number of locations under these types of arrangements as part of our international expansion.
Additional Information
Merchandise Vendors
During 2023, we purchased merchandise from approximately 325 vendors located throughout the world, the largest of which accounted for approximately 11% of our purchases. We believe there are numerous alternative suppliers for our merchandise and that the loss of any one vendor would not have a material adverse effect on our business.
Design, Product Development and Sourcing
Our product design and innovation is an important component of our strategy. We prioritize frequent and fashionable product launches across product categories with a focus on fit, fabric, finish, and superior quality. Our merchant, design and sourcing teams have a long history of designing innovative products to meet our customers’ needs. We believe our focus on product development differentiates our offering through superior fit, broad ranges of sizes, and comfortable and appealing silhouettes. Additionally, we believe that our sourcing and production functions, which have a long and deep presence in key sourcing markets including those in the U.S. and Asia, allow us to partner with premier manufacturers to manufacture high-quality products quickly.

Our product development team works with four key design periods for the year: Spring, Summer, Fall and Holiday, that represent our selling seasons. Certain product lines offer more frequent introductions of new merchandise, and the primary selling seasons, Fall and Holiday, will often showcase greater quantities of introductions of new merchandise. We strive to tailor our buying strategies to align with customer demand and trends across our core categories with agile and fast lead times.
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
Our policy is to maintain sufficient quantities of inventories on hand in our retail stores and distribution centers to enable us to offer customers an appropriate selection of current merchandise. We emphasize rapid turnover and mark down products as needed to keep merchandise fresh and current.
Advertising and Customer Support
Our brand marketing and advertising efforts are focused on highlighting our products’ fashion, innovative design and quality while also accentuating our brands’ positioning in the broader market and changing landscape. We have shifted the focus of our global message across platforms towards promoting inclusivity and highlighting our products through an empowering, relatable, fresh brand voice to align with our customers’ values. Our marketing strategies are designed to drive brand awareness and create continued loyalty between our customers and our brands. We also find it important to cater messaging towards different geographic and cultural preferences and customs in order to better connect with our customers. We are committed to evolving our brand projection to serve our consumer and are developing a number of initiatives to continue that evolution through traditional media, entertainment platforms, and community-driven forums. We pursue our marketing strategy across a variety of platforms to reach our omni-channel customers, both in stores and online. We use traditional media outlets such as print, as well as digital media channels including social media, paid search and influencers. We have a dedicated team focused on marketing analytics to help ensure our advertising and promotional investments are providing effective returns.
Our e-commerce channel and store locations also provide customers with an enhanced understanding of our brands through uniform messaging and brand essence across platforms. Each brand has a marketing team focused on ensuring that we reach and engage with the customer. Our in-store sales force is also highly knowledgeable and we have regular in-store training to promote positive customer interactions through helpful and informed store associates.
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
Regulations
We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of tax and customs regulations and international trade arrangements. While there are no current regulatory matters that we expect to be material to our results of operations, financial position, or cash flows, there can be no assurance that existing or future laws, regulations and standards applicable to our operations or products will not lead to a material adverse impact on our results of operations, financial position or cash flows.

Intellectual Property
Our trademarks and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the U.S. Patent and Trademark Office and with the registries of many foreign countries where our products are manufactured or sold. We believe our products are identified by our trademarks and, thus, our trademarks are of significant value. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect our intellectual property assets against infringement, misappropriation and other violations. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.
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
Human Capital Management
We believe the way we view human capital management is a strength, and we are committed to continuing to build a responsible and inclusive business based on uncompromising transparency, fairness, diversity, and integrity, consistent with our values.
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
As we strive to create a better future for our organization and our world, we are committed to consciously and continuously learning and growing from our past and present. For us, it is not just about selling products; it is about using our scale and platform to champion every voice and drive forward inclusion and equity for every individual.
Our DEI Strategic Framework
We believe that integrating DEI into everything we do is not just the right thing to do but is critical to driving performance and doing well for our associates, customers and communities. We are committed to bringing this to life through strategic actions with measurable goals, focused on three key pillars: People, Experience and Purpose.

People
More than stores, more than products, Victoria’s Secret & Co. is a community of people with different backgrounds, qualities, abilities, and talents. Embracing and fostering that diversity is what makes us strong. Our DEI People work is focused on:
•Retaining associates of all backgrounds, including those in underrepresented groups
•Increasing diversity within our workforce
•Enabling the growth and advancement of all our talent

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

To strengthen our workforce and better reflect and serve our customers, it is critical that we have diverse voices at the table. We are committed to retaining associates of all backgrounds, including those in underrepresented groups, attracting diverse talent and empowering the growth and advancement of all our associates.
We recognize we have opportunity to increase our workforce and leadership representation in certain groups, and will drive progress by:
•Being intentional about ensuring opportunities for promotion and advancement for women and people of color;
•Recommending diverse interview slates;
•Tapping into talent pipelines from stores and distribution centers to the home office;
•Offering equitable learning and development opportunities for all, including sending women and people of color to programs dedicated to the development and advancement of diverse leaders;
•Evolving our full life cycle recruiting process to address any barriers to entry;
•Forming new partnerships and relationships with organizations that cultivate a diverse talent pipeline, including persons from underrepresented groups; and
•Holding leaders accountable for supporting the growth of all talent, including talent from underrepresented groups.
As of February 3, 2024, we employed approximately 30,000 associates, approximately 17,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season. Approximately 73% of our associates work in our stores, 12% in distribution centers, with the remaining balance working in our home office and call center.
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
•Women Inclusion Network (WIN): Associates who identify as women and their allies and advocates; and
•ADAPT: Associates who identify as People With Disabilities, their caregivers, and their allies and advocates.
Associate Engagement and Well-Being
Associate engagement and well-being are key components of our culture and fundamental to achieving our strategic priorities and goals.
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
We offer competitive compensation, company-matched savings and contributions to the retirement plan, and flexible and affordable health, wellness and lifestyle benefits to eligible associates. Eligible associates can choose benefits and access resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, 6 weeks paid paternity leave, adoption assistance, tuition reimbursement, free access to life planning and health advocate services and generous merchandise discounts. We also provide a worldwide Employee Assistance Program for all associates and anyone in their household to support mental health well-being. In addition, we offer paid time off to eligible part-time associates.
We are committed to equal opportunity and treatment for all associates which includes equal career advancement opportunities and equitable and competitive wages. Our compensation programs are designed to link annual changes in compensation to the Company's overall performance. At the individual level, we strive to assess performance on both an associate's contributions as well as behaviors displayed to achieve them. The emphasis on the Company's overall performance is intended to align our associates’ financial interests with the interests of our stockholders. All salaried associates in the home office, distribution and call center participate in our short-term cash incentive program. We encourage associate stock ownership with the ability to purchase Victoria's Secret & Co. shares at a discount through our associate stock purchase plan.

Ensuring Equal Pay for Equal Work
The heart of our business is our talented workforce. We offer competitive pay and benefits to our associates around the world and pay all associates equitably regardless of gender, race, ethnicity or background.
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
Because workforces are dynamic and ever-changing, so is the work to ensure pay equity. We believe that pay equity is a journey, not a destination. We engage in an ongoing analysis and are committed to continued transparency relative to our metrics on pay equity, and we plan to report to our associates and to the public on an annual basis.
Health and Safety
Health and safety of our associates, customers and vendors are key components of our culture and fundamental in achieving our strategic priorities and goals. We strive to provide safe and clean facilities, comply with all applicable workplace safety laws and have global safety policies and procedures to protect from avoidable injury.
Model Engagement and Photo Shoot Compliance
At Victoria's Secret & Co., our values define who we are and what we stand for, including treating everyone with dignity and respect. To support these values, we have established compliance processes and protocols which apply to all our associates and third parties participating in photo shoots, public relations events, fit sessions and other internal meetings where models are present.
Our Global Ethics and Compliance team is responsible for the day-to-day administration and management of the model engagement and photo shoot compliance protocols. Responsibilities include, but are not limited to, executing certain compliance processes related to the Photo Shoot Procedures and Fit Session Protocol, training new and existing associates, and escalating allegations of misconduct for investigation by the appropriate teams. For photo shoots, all external crew is required to certify to the Victoria's Secret & Co. Anti-Harassment and Civility Policy and authorized compliance monitors are assigned to every photo shoot to provide oversight and ensure compliance with the Photo Shoot Procedures and Fit Session Protocol.
Executive Officers of Registrant
Our executive officers at the end of 2023 were as follows:
•Martin Waters, 58, has been our Chief Executive Officer (“CEO”) since February 2021. Mr. Waters joined L Brands in 2008 and previously served as the CEO of VS Lingerie from 2020 to 2021 and CEO of L Brands International from 2008 to 2020;
•Timothy Johnson, 56, has been our Chief Financial and Administrative Officer since July 2022. Mr. Johnson joined Victoria's Secret & Co. in July 2021 and previously served as Chief Financial Officer from July 2021 to July 2022. Prior to July 2021, Mr. Johnson served as the Chief Financial Officer and Chief Administrative Officer of Big Lots, Inc. from August 2015 to August 2019 and Chief Financial Officer of Big Lots from August 2012 to August 2015;
•Dein Boyle, 64, has been our Chief Operating Officer since 2020. Mr. Boyle joined L Brands in 2008 and previously served as Chief Operating Officer of PINK from 2016 to 2020, Chief Administrative Officer of PINK from 2015 to 2016 and Executive Vice President at PINK from 2012 to 2014;
•Melinda McAfee, 53, has been our Chief Human Resources Officer and Chief Legal Officer since October 2022. Ms. McAfee joined Victoria’s Secret & Co. in May 2021 and previously served as Chief Legal Officer from May 2021 to October 2022. Prior to May 2021, Ms. McAfee served as Senior Vice President, General Counsel and Corporate Secretary of Express, Inc., from December 2018 to April 2021 and Deputy General Counsel and Chief Privacy Officer of Abercrombie & Fitch Co. from November 2016 to October 2018;
•Christine Rupp, 55, has been our Chief Customer Officer since September 2022. Prior to joining Victoria's Secret & Co., Ms. Rupp served as the Chief Customer Officer of Albertsons Companies, Inc. from December 2019 to July 2022 and General Manager of Microsoft Corporation from February 2016 to November 2019; and
•Greg Unis, 53, has been our Brand President since June 2023. Mr. Unis joined L Brands in 2016 and previously served as Chief Growth Officer from July 2022 to June 2023 and CEO of Victoria's Secret Beauty from 2016 to July 2022. Prior to 2016, Mr. Unis served as Executive Vice President and Global Head of Men's and Licensing Merchandise for Coach from 2010 to 2016.

Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, on the Investors section of our website, www.victoriassecretandco.com.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Victoria's Secret & Co.
Investor Relations Department
Four Limited Parkway East
Reynoldsburg, Ohio 43068

ITEM 1A. RISK FACTORS.
SUMMARY OF RISK FACTORS
We and our stockholders are subject to a number of risks, including, risks related to our business operations, risks related to our indebtedness, risks related to owning our common stock and risks related to the Separation and related transactions. The following is a summary of the material risks we and our stockholders face and is not exhaustive. Please read the full “Risk Factors” discussion that follows this summary carefully for a more thorough description of these and other risks.
Risks Relating to Our Business
•Adverse economic conditions have had and may continue to have an adverse effect on our business, results of operations and financial condition;
•Our revenue, results of operations and cash flows are sensitive to consumer confidence and spending patterns, and may be adversely affected by negative political or economic trends, geopolitical conflicts, significant health hazards or pandemics, severe weather or other market disruptions;
•Our future success depends in part on our ability to successfully implement our strategic plan;
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
•Our net sales depend on a volume of traffic to our stores and the availability of suitable store locations on satisfactory terms;
•Our ability to grow depends in part on new store openings and existing store remodels and right-sizing;
•Our international operations and our plans for international expansion include risks that could impact our results and reputation;
•Our licensees, franchisees, wholesalers, and joint venture partners could take actions or omissions that could harm our business or the image of our brands;
•Our direct channel business is subject to risks that could have an adverse effect on our results;
•We may not realize the potential benefits and synergies sought with the acquisition of Adore Me;
•Our ability to incorporate artificial intelligence into our business operations successfully and ethically may affect our reputation and results of operations;
•Our ability to protect our reputation could have a material effect on the image and value of our brands;
•If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected;
•Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on the image and value of our brands and our ability to successfully enter new markets;
•Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results;
•Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new merchandise, product lines, and brands successfully could impact the value of our brands;
•We may be impacted by our ability to adequately source materials and produce, distribute and sell merchandise on a global basis;
•We rely on a number of production and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions;
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

•Any significant cybersecurity compromise or breach, including with respect to customer, associate, third-party or company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows;
•Changes in laws, regulations or technology platform rules relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations or related contractual or other obligations, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows;
•Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price;
•We may be adversely impacted by our ability to comply with regulatory requirements;
•We may be adversely impacted by certain compliance or legal matters; and
•We may be impacted by changes in taxation, trade and other regulatory requirements.
Risks Relating to Our Indebtedness
•We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition and cash flows; and
•Our ability to maintain our credit rating could affect our ability to access capital and could increase our interest expense.
Risks Relating to Our Common Stock
•The price of our common stock has fluctuated significantly and may continue to fluctuate significantly;
•Provisions in our Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or prevent a change in control of the Company;
•Our Bylaws designate Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and affect the market price of our common stock;
•Your percentage ownership in the Company may be diluted in the future; and
•Our common stock is and will be subordinate to all of our current and future indebtedness and any preferred stock, and effectively subordinate to all indebtedness and preferred equity claims against our subsidiaries.
Risks Relating to the Separation
•We may not realize the anticipated benefits from the Separation, and the Separation could harm our business; and
•If the Separation, together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes or non-U.S. tax purposes as a result of a breach by us of any covenant or representation made by us in the Tax Matters Agreement (as defined below), we could be subject to significant liability.
RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to our business and operations, to our outstanding indebtedness, or to ownership of our common stock, while others related principally to the Separation. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, as well as additional risks not presently known to us or that we currently deem immaterial.
Risks Relating to Our Business
Adverse economic conditions have had and may continue to have an adverse effect on our business, results of operations and financial condition.
Adverse economic conditions in the United States and globally has had and may continue to have an adverse effect on our business, results of operations, and financial condition. The current macroeconomic environment is characterized by weakened consumer demand, inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and risk of recession. Such economic conditions have and could continue to adversely affect our business, financial condition, results of operations and cash flows. Future economic deterioration or market disruptions could negatively impact us. An economic downturn or a recession, or the perception that any of these events may occur, or continued or increased economic uncertainty may also lead to increased credit risk, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments and adverse impacts on our suppliers and the financial institutions with whom we transact.

Our sales are impacted by discretionary spending by consumers, which tend to be adversely impacted by unfavorable local, regional, national or global economic conditions. Declines in consumer spending have and may continue to result in reduced demand for our products, increased inventories, lower revenues, higher promotional activity, and lower gross margins. Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins, and profitability. In addition, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it necessary or desirable to do so.
Our financial performance could be adversely impacted by inflationary pressures, which are subject to market conditions and impacted by fiscal and monetary policy. Inflationary pressures on the products we sell could impact our revenues and profitability, especially if we are unable to increase our retail prices to reflect increases in our costs. During fiscal years 2022 and 2023, we experienced levels of inflation that were higher than we have experienced in recent years, which impacted consumer confidence and spending patterns. Changes in consumer behavior impact our sales and profitability, and we are unable to predict the extent to which consumer behavior may be impacted by negative macroeconomic conditions, or how those trends will impact our business, results of operations and financial condition.
Our revenue, results of operations and cash flows are sensitive to consumer confidence and spending patterns, and may be adversely affected by negative political or economic trends, geopolitical conflicts, significant health hazards or pandemics, severe weather or other market disruptions.
Our revenue, results of operations, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments, including the effects of national and international security concerns such as war, terrorism or the threat thereof, to the extent such developments reduce consumers’ ability or willingness to spend. Ongoing geopolitical conflicts in Europe and the Middle East, as well as economic sanctions and other measures imposed in response thereto have created, and may continue to create, market disruption and volatility, supply chain disruptions, and instability in the geopolitical environment. These events and similar events in the future could have a material adverse effect on our customers, our international partners and our third-party suppliers, and may negatively impact our international digital sales and stores.
In addition, market disruptions due to natural disasters, significant health hazards or pandemics, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Similar to the disruption we experienced from the COVID-19 global pandemic, future pandemics, epidemics, disease outbreaks or other similar widespread public health concerns may disrupt our business, human capital, supply chain and production processes, which could have a material adverse effect on our results of operations and financial condition. Extreme weather conditions in the areas in which our stores, corporate offices, or production facilities are located, particularly in markets where we have multiple stores or production facilities, could adversely affect our business. Purchases of our products may decline during periods when economic or market conditions are volatile or weak. In such circumstances, we also may decide to increase our promotional activity, which could have a material adverse effect on our profitability, financial condition and cash flows.
Our future success depends in part on our ability to successfully implement our strategic plan.
We are in the process of executing a long-term strategic plan to accelerate our core business performance, ignite growth, and transform our foundation. To support achievement of the strategic plan, we are implementing a significant number of strategic initiatives, including initiatives focused on building a customer-centric company, improving our products, how we go to market, and our customer experience, and expanding our global footprint. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. In addition, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. We cannot give assurance that our management will be able to manage these initiatives effectively or implement them successfully. If we fail to implement our strategic plan effectively, or if our competitors are more successful in implementing their strategic plans and initiatives than we are, our business and results of operation could be adversely affected.
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
Seasonal fluctuations also affect our cash and inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially in the months preceding the holiday season selling period. If we are not successful in selling that inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our Annual Reports on Form 10-K, and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls. This process involves considerable time, attention, operating expenses and outside auditor fees, and may strain our internal resources, including accounting systems and resources. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, or suspension or delisting of our common stock from the NYSE. Any of these events could have a material adverse effect on our business, financial condition, prospects and results of operations.
Turnover in company leadership or other key positions may have an adverse impact on our performance.
We may experience changes in key leadership or key positions in the future. The departure of key leadership personnel could result in the loss of significant knowledge, experience and expertise. This loss of knowledge and experience can be mitigated through successful promotions, hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions or a competitive labor market. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, could affect our ability to accomplish our strategic plans and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers.
We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.
We believe one of our key competitive advantages is providing a positive, engaging and satisfying experience for each customer, which requires us to have highly trained and engaged associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including store personnel and talented merchants. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas and during certain times of the year. Competition for such qualified individuals or changes in labor and healthcare laws could cause us to incur higher labor costs. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales depend on a volume of traffic to our stores and the availability of suitable store locations on satisfactory terms.
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
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. The market for prime retail real estate is competitive. We cannot be sure as to when or whether such desirable locations will become available to us at reasonable costs and on satisfactory lease or other terms. Some of our store locations require significant upfront capital investment and have material lease commitments. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. A dispute regarding our leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome. Additionally, we are dependent upon the suitability of the lease spaces that we currently use.

These risks could have a material adverse effect on our ability to grow and our results of operations, financial condition and cash flows.
Our ability to grow depends in part on new store openings and existing store remodels and right-sizing.
Our continued growth and success will depend in part on our ability to open and operate new stores and right-size and remodel existing stores in a timely and profitable manner. Our ability to open new stores depends upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new stores at acceptable costs, the availability and cost of materials and contractors, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our initiatives regarding opening new stores and rightsizing and remodeling existing stores, manage our growth effectively, successfully integrate new stores into our operations or operate our new, right-sized, remodeled and existing stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue our international operations and further expand into international markets through partner and/or joint venture arrangements. The risks associated with international markets are numerous and include difficulties in attracting customers due to a lack of customer familiarity with our brands and our lack of familiarity with local customer preferences. Any of these difficulties may lead to disruption in the overall timing or profitability of our international expansion efforts. Further, entry into new markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Further, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency and, as such, we are exposed to foreign currency exchange rate fluctuations. From time to time we use foreign currency forward contracts to hedge certain foreign currency risks; however, these measures may not succeed in offsetting all of the short-term negative impacts of foreign currency rate movements on our business and results of operations. For example, hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees, wholesalers, and joint venture partners could take actions or omissions that could harm our business or the image of our brands.
We have global representation through independently owned stores operated by our third-party partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have limited control as to whether our partners comply with federal and local law. The image of our brands and our reputation may suffer materially, and our sales and operating income could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel business is subject to risks that could have an adverse effect on our results.
Our ability to successfully operate and grow our digital operations is subject to numerous risks that could have a material adverse effect on our business and results of operations. Risks include the difficulty in recreating our unique in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; our ability to keep up with drastic shifts in customer demand, such as we saw with the COVID-19 pandemic; and the failure of and risks related to the systems that operate our digital infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our business and results of operations. The satisfaction of our online customers depends on their timely receipt of merchandise. If we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of natural disaster, severe weather or labor stoppage, we could face shortages of inventory. Supply chain or product transportation challenges have caused and could continue to cause us to incur higher costs and longer lead times associated with distributing our products to our customers.
Any of these issues could cause customer dissatisfaction, reduced sales and profitability and have a material adverse effect on our operations, financial condition and cash flows.
We may not realize the potential benefits and synergies sought with the acquisition of Adore Me.
During 2022, we acquired Adore Me as part of our strategic plan. The success of the acquisition, including anticipated benefits and synergies, will depend in part on our ability to successfully leverage Adore Me’s expertise and technology and to integrate the Adore Me business. We believe that there are significant benefits and synergies that may be realized, including as a result of leveraging Adore Me’s expertise and technology to improve the Victoria’s Secret and PINK customer shopping experience and accelerate the modernization of our digital platform. However, we may fail to realize these benefits and synergies for a variety of reasons, including:
•failure to successfully manage relationships with customers, distributors and suppliers;
•failure of Adore Me’s customers to continue as customers of the combined company;
•potential incompatibility or difficulties integrating and harmonizing technologies to effectively leverage Adore Me’s technology to improve the Victoria’s Secret and PINK customer experience and to modernize our digital platform;
•integration may be more costly, time-consuming or less effective than anticipated;
•the loss of key employees; and
•failure to combine product offerings and purchase experiences efficiently and effectively.
Further, our integration efforts could disrupt both companies’ existing operations and divert management attention and resources. If we experience difficulties with the integration process, the anticipated benefits of the acquisition, including anticipated sales and growth opportunities, may not be realized fully, or at all, and may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition and negatively impact the price of our common stock.
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
Our ability to incorporate artificial intelligence into our business operations successfully and ethically may affect our reputation and results of operations.
Our strategic plans and initiatives include investments in information technology, data science and artificial intelligence (“AI”). The use of AI and similar technology presents risks, challenges and ethical issues that could adversely affect our business. AI algorithms or training methodologies may have flaws and be prone to cybersecurity incidents or service interruptions. Data sets used by AI may be overbroad, insufficient or contain biased information. AI may generate offensive, illegal, inaccurate, or otherwise harmful content. If the work product that AI applications assist in producing is deficient, inaccurate or misleading, we could be subject to competitive harm, legal liability, regulatory action, and brand or reputational harm. Use of AI by our associates could increase the risk of exposure of confidential or competitively sensitive information. Privacy concerns and risks related to intellectual property rights of inputs into the program and AI work product are also present. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our associates, customers or partners, or are controversial because of their impact on human rights, privacy, security, employment, or other social, economic or political issues, we may experience reputational harm, regulatory action and legal liability. Further, we may be unable to quickly and successfully adapt to rapid change resulting from advancements in AI and similar technology, or our competitors may have more success implementing and utilizing such technology than we do. Any of these risks could have an adverse effect on our reputation and results of operations.

Our ability to protect our reputation could have a material effect on the image and value of our brands.
Our ability to maintain and refine our reputation is critical to the image and value of our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and corporate integrity. Any negative publicity, including information publicized through traditional or social media platforms, blogs, websites and other forums, may affect our reputation and brands and, consequently, reduce demand for our merchandise, even if such publicity is unverified or inaccurate.
Failure to comply, or the perception that we have failed to comply, with ethical, social, product, labor, privacy and environmental standards, or related political sentiment, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Additionally, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to environmental, social and governance matters. Unfavorable ratings may also affect our reputation and the perception of our brands, which could have a negative impact on our financial performance and stock price. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party and Company information or to provide accurate and timely financial statement disclosure could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
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
Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on the image and value of our brands and our ability to successfully enter new markets.
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy, especially with respect to innovative new products and maintaining the integrity of our brands. We have applied for or obtained registration of our trade names, trademarks and patents in the U.S. and in many foreign countries. However, there can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third party copies our products, our stores, or our websites, it could have a material adverse effect on the image of our brands and our reputation as well as our results of operations, financial condition and cash flows.
Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. We may be unable to successfully resolve these type of conflicts to our satisfaction and may be required to enter into costly licensing agreements, be required to pay significant royalties, settlements costs or damages, be required to rebrand our products or be prevented from selling some of our products.
Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results.
The retail industry is highly competitive, especially with respect to the intimates, apparel and beauty markets. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers and retailers that sell similar merchandise and target customers through online channels. Brand image, marketing, design, price, service, assortment, quality, image presentation and fulfillment are all competitive factors in both the store-based and online channels.
Some of our competitors may have greater financial, marketing and other resources available to them. Trends across our product categories may favor our competitors, including the shift in customer preference to digital and omni-channel shopping. We rely to a greater degree than some of our competitors on physical locations in shopping malls and retail centers and so declines in traffic to such locations may affect us more significantly than our competitors. Some of our competitors sell their products in stores that are located in the same shopping malls and retail centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms.

Increased competition, combined with declines in mall or online website traffic, could result in price reductions, increased marketing expenditures and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new merchandise, product lines, and brands successfully could impact the value of our brands.
Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, salable product offerings in a timely and effective manner. We are dependent on certain product categories, and a decline in consumer demand in these product categories could negatively affect our results of operations, financial condition and cash flows. We may choose to launch new product categories or brands, and our ability to successfully introduce new merchandise, product lines, and brands will impact our results of operations and the image and relevance of our brands. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales may decrease, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing and promotional activity. These risks could have a material adverse effect on the value of our brands and our reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source materials and produce, distribute and sell merchandise on a global basis.
We source materials and produce merchandise in international markets and in our domestic market. We distribute merchandise globally to our partners, stores and customers in international locations. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We also compete with other companies for production facilities.
We face a variety of risks associated with doing business on a global basis. For example:
•political instability, wars and geopolitical conflicts, environmental hazards or natural disasters, which could negatively affect international economies, financial markets, supply chain operations and business activity;
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in affected areas;
•imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;
•evolving, new or complex legal and regulatory matters;
•volatility in currency exchange rates and interest rates;
•local business practice and political issues, including issues relating to compliance with domestic or international labor standards, which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
•delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new legislation or other factors.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs. Further, the rapid increase in demand for online shopping has led to increased pressure on the capacity of our fulfillment network.
We rely on a number of production and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To accelerate speed and agility in producing our beauty and personal care products, we rely heavily on production and distribution facilities in close proximity to our headquarters in central Ohio. In addition, a significant portion of our intimates and apparel products are produced in Southeast Asia. As a result of the geographic concentration of the production and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and extreme weather conditions, natural disasters, demographic and population changes, and other unforeseen or uncontrollable events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory shortages, supply chain disruption or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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
In addition, quality problems could result in product liability litigation or a widespread product recall that may negatively impact our reputation, sales and profitability. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and the image of our brands.
Our business could also suffer if our third-party vendors fail to comply with applicable laws, regulations or ethical standards. While our internal and supplier operating guidelines promote ethical business practices and our associates visit and monitor the operations of certain third-party vendors, we do not control these vendors or their operations. The violation of labor, environmental or other laws by our third-party vendors, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could disrupt the shipment of finished products to us or damage our reputation.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in freight, product input and energy costs, including those caused by inflation.
Product input costs, including freight, labor and raw materials, fluctuate. Fluctuations in the price and availability of freight, labor and raw materials may result in an increase in our production costs. Increases in the cost of shipping, shipping materials or other order fulfillment logistics may affect the cost of our order fulfillment operations. Inflation can also have an adverse impact on us because increasing costs of materials and labor may adversely impact our profit margins, especially if we are not able to, or elect not to, pass these increases on to our customers. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Energy costs may fluctuate as a result of inflation and other factors, including geopolitical conflicts and related economic sanctions. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase products from our manufacturers. A rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
In many countries, governmental bodies are considering or enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we or our suppliers are required to comply with these laws and regulations, or if we take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation and raw materials costs, capital expenditures, insurance premiums and deductibles, and compliance-related costs, which could adversely impact our results of operation. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate. Any failure on our part to comply with climate change-related regulations could lead to adverse consumer actions and investment decisions by investors, as well as expose us to government enforcement and private litigation.
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
Our assets are subject to loss, including those caused by illegal or unethical conduct by associates, customers, vendors or unaffiliated third parties, natural disasters and organized retail theft. We have experienced inventory shrinkage due to theft, and we cannot assure that incidences of loss and theft will decrease in the future or that the measures we are taking will effectively reduce these losses. Higher rates of loss or increased security costs to combat theft could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our success depends in part on the secure and uninterrupted performance of our and our third-party services providers’ and vendors’ information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite protective measures, some of our systems, e-commerce environments, servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Such incidents could disrupt our operations, including our ability to timely ship and track product orders and project inventory requirements, and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, employee or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of artificial intelligence, smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party service providers’ and vendors’ information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to our customers and stores, impact our customers’ ability to access our websites, or expose confidential customer, merchandise, financial or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, from time to time, we make hardware, software and code modifications and upgrades to our information technology systems for point-of-sale, e-commerce, mobile applications, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. Modifications involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying our information technology systems, including risks relative to cybersecurity, data integrity and system disruptions. Information technology system disruptions or data corruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
In addition to our own systems, networks and databases, we use third-party service providers to store, transmit and otherwise process certain of this information on our behalf, and our third-party service providers are subject to similar cybersecurity risks. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we generally contractually require these service providers to implement and maintain a standard of security (such as implementing reasonable measures), we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.

Any significant cybersecurity compromise or breach, including with respect to customer, associate, third-party or company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant cybersecurity compromise or breach, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues.
While we train our associates and have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all cybersecurity threats. Despite these measures, we may be vulnerable to targeted or random attacks on our systems that could lead to security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, third-party service providers and other third parties with otherwise legitimate access to our systems, website or facilities (which risks may be heightened as a result of remote or hybrid work policies and technologies that have continued following the COVID-19 pandemic). Furthermore, because the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors, despite our efforts to ensure the integrity of our systems and websites, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, existing or future cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have an adverse effect on the price of our common stock.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures or other cybersecurity incidents, and we cannot be certain that cybersecurity insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
Changes in laws, regulations or technology platform rules relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations or related contractual or other obligations, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, regulations and industry standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us to comply with such laws and regulations may have a material adverse effect on our results of operations, financial condition and cash flows.

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
We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, for example, the E.U. General Data Protection Regulation (“GDPR”).
These evolving compliance and operational requirements impose costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments. Any of these risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources away from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future prospects, adversely affect our relationships with our associates, customers or service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our results of operations and stock price could be adversely affected by any shareholder activism.
We may be adversely impacted by our ability to comply with regulatory requirements.
We are subject to numerous legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the SEC rules and the NYSE listing standards, among others. Although we have put in place policies, procedures and internal controls aimed at ensuring compliance with applicable foreign and domestic laws and regulations, our associates, subcontractors, vendors, licensees, franchisees, joint venture partners, and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, the market price of our common stock, and our results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions, as well as new or changing laws and regulations. Also, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. We may not be successful in managing regulatory changes impacting our business, and our responses to changes in the law could be costly and may negatively impact our operations. In addition, future acquisitions of foreign companies or new foreign ventures and any joint ventures with foreign companies could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities related to the FCPA.
We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance requirements and litigation risks. Legal actions filed against us from time to time may include commercial, breach of contract, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and results of operations. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot assess the likelihood that we will receive such claims or the outcome of any such claims, but if outcomes are negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.

We may be impacted by changes in taxation, trade and other regulatory requirements.
We are subject to income tax in local, federal and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition and cash flows.
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. For example, the Organization for Economic Co-operation and Development (“OECD”) released an international tax framework for a global 15.0% minimum tax regime with effect beginning January 1, 2024. The Company will continue to monitor law changes and regulations in jurisdictions in which we operate. We continue to monitor the geopolitical tensions between the U.S. and China as both countries have imposed tariffs on the importation of certain product categories into the respective country. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.
Risks Relating to Our Indebtedness
We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition and cash flows.
In connection with the Separation, we entered into a $400 million term loan facility and $750 million senior secured asset-based revolving credit facility and issued $600 million of senior notes, the proceeds of which we used to make the approximately $976 million cash payment to our Former Parent and to pay related fees and expenses. The debt agreements contain certain affirmative and negative covenants, including maintenance of a consolidated coverage ratio, a consolidated total leverage ratio, a fixed charge coverage ratio, and a debt to earnings before interest, income taxes, depreciation, amortization and rent ratio. If we fail to comply with any covenants, the lenders may terminate their obligation to make advances to us and declare any outstanding obligations immediately due and payable. If our cash flow from operations declines, we may be unable to service or refinance our debt. Further, amounts borrowed under our term loan facility and senior secured asset-based revolving credit facility are subject to variable interest rates. Consequently, the current high interest rate environment results in higher borrowing costs for us and may limit our ability to refinance existing debt or obtain additional debt on favorable terms or at all.
Our debt obligations could restrict our future business strategies and have significant consequences on our future operations, including:
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
We may also incur substantial additional indebtedness in the future. Any future indenture or credit agreements that we may enter into may include restrictive covenants that restrict or limit our ability to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.
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
•Announcements by us or our partners, suppliers or competitors;
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
Provisions in our Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or prevent a change in control of the Company.
The existence of certain provisions of our amended and restated certificate of incorporation (“Certificate of Incorporation”) and second amended and restated bylaws (“Bylaws”) and Delaware law could discourage, delay or prevent a change in control of the Company that stockholders may consider favorable. These include provisions:
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
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our stockholders’ best interests.

Our Bylaws designate Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and affect the market price of our common stock.
Pursuant to our Bylaws, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our directors or officers or other employees or agents to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) any action asserting a claim against us or any of our directors or officers or other employees or agents arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws; (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. These exclusive forum provisions will apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions, however, will not apply to actions asserting only federal law claims under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, regardless of whether the state courts in the State of Delaware have jurisdiction over those claims. The forum selection clause in our Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, result in increased costs for investors to bring a claim and affect the market price of our common stock.
Your percentage ownership in the Company may be diluted in the future.
Your percentage ownership in the Company may be diluted due to issuances of equity by us for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers, employees and other service providers. From time to time, we may grant equity awards to our employees under our employee compensation and benefits plans. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
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
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to enhance strategic and management focus and allow us to more efficiently and effectively allocate resources and deploy capital. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed. Further, following the Separation, our business is less diversified and has less scale than our Former Parent’s business prior to the Separation.

We may experience certain operational disruptions in connection with the Separation as we transition to operating as an independent public company, including information technology disruptions as certain data, software, and other information technology assets and systems are transitioned or re-allocated between us and our Former Parent, or as we implement new systems or upgrades in connection with such transition. In addition, the efforts related to the separation of the information technology environment require significant resources that could impact our ability to keep pace with ongoing advancement of the information technology needs of the business. Our ability to effectively manage and operate our business depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have a material adverse effect on our business and results of operations.
In connection with the Separation, our Former Parent agreed to indemnify us for certain liabilities, and we agreed to indemnify it for certain liabilities. If we are required to act under these indemnities to our Former Parent, we may need to divert cash to meet those obligations, which could adversely affect our financial results. Moreover, the indemnity to our Former Parent may not be sufficient to insure us against the full amount of liabilities for which our Former Parent has retained responsibility, and our Former Parent may not be able to satisfy its indemnification obligations to us in the future. Each of these risks could have a material adverse effect on our business, results of operations and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
As a publicly traded company, we recognize the critical importance of effective cybersecurity risk management to safeguard our operations, protect sensitive information and ensure the trust of our customers and stakeholders.
Risk Management & Strategy
We maintain a robust cybersecurity risk management program designed to assess, identify and manage material risks from cybersecurity threats, which encompasses the following key components.

Risk Assessment
We regularly conduct comprehensive cybersecurity risk assessments to identify vulnerabilities, threats and potential impacts on our business operations and stakeholders. We actively monitor and gather threat intelligence to stay informed about emerging cyber threats and vulnerabilities relevant to our industry and operations. We engage independent third-party assessors for periodic cybersecurity program assessments against industry accepted frameworks and to perform technical penetration assessments. We assess ourselves against the Center for Internet Security Top 18 controls framework, the National Institute of Standards and Technology Cybersecurity Framework, the Payment Card Industry Data Security Standard and management defined technology controls to support our internal controls over financial reporting.
Incident Detection and Response
We have established procedures for monitoring network activities, detecting anomalies and responding to cybersecurity incidents promptly. We engage a specialized managed services firm to provide continuous monitoring and an initial level of incident response. We work with a leading cyber forensics firm to provide incident response services as needed. Our incident response and escalation procedures are documented to classify incidents according to defined thresholds. Our core incident response and extended incident response teams are cross-functional and include leaders across technology, legal, finance, asset protection, customer care, human resources, stores operations and communications. Protocols to notify our executive leadership team and Board of Directors are in place based on the severity of the incident.
Third-party Risk
In addition to our own systems, we use third-party service providers to store, transmit and process information on our behalf. Third-party risk management is embedded in our cybersecurity risk management function. We leverage an independent cybersecurity assessment exchange service to gather information and provide real-time threat monitoring of our most critical third parties. We review relevant cybersecurity assessment reports and certifications from our third parties. Our standard contract terms also require third parties to maintain a standard level of security and controls.
Governance
Our cybersecurity risk management processes are integrated into our overall enterprise risk management system. Our Board of Directors (the “Board”) understands the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to provide effective oversight of risks associated with cybersecurity.
Board of Directors Oversight
The Audit Committee has been delegated the primary responsibility for the Board's oversight of cybersecurity risks. Executive summaries of our internal risk assessments, program initiatives, regulatory compliance and incident summaries are shared with our Audit Committee on a semi-annual basis, with additional updates as needed. Our third-party assessment and audit results, which are performed on an annual basis, and associated remediation plans are also shared with our Audit Committee. Additionally, our Internal Audit function independently conducts periodic reviews of our cybersecurity controls and reports the results of those reviews to the Audit Committee. The Audit Committee reports to the Board on cybersecurity risk oversight at least annually.
Management's Role in Managing Cybersecurity Risk
Our Chief Information Security Officer (“CISO”) has primary responsibility for assessing, monitoring, and managing our cybersecurity risks. Our CISO has over 25 years of security experience in executive leadership, operations, incident response, and consulting in various industries including retail, technology and healthcare, as well as support of Federal government agencies and intelligence. Our CISO reports to our Chief Information Officer (“CIO”), who is also responsible for overseeing cybersecurity risks and communicating with the Board and Audit Committee.
We have a structured process to identify and oversee material cybersecurity risks. We maintain a robust set of cybersecurity policies that set the standards and expectations for our associates, contractors and vendors to follow. We report cybersecurity metrics quarterly to our technology leadership, including our CIO and CISO, and our Enterprise Risk Management team. We have an Executive Risk Council, comprised of executive leadership across the business, which is briefed quarterly on the latest cybersecurity threats impacting our business, and the progress of recent and ongoing cybersecurity program efforts, incidents and risk assessments. The Executive Risk Council provides input as needed to strengthen our cybersecurity controls and risk management.
We do not believe that any risks we have identified from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For additional information regarding cybersecurity risks we are subject to, refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 3, 2024:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Distribution, shipping and corporate offices	2,945,000
New York	Office, sourcing and product development/design	234,000
Mexico	Distribution and shipping	185,000
New Jersey	Distribution and shipping	126,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	38,000
Various other locations	Office and sourcing	216,000
United States
Within the U.S., our business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York, New Jersey and Kettering, Ohio.
Our distribution and shipping facilities in the U.S. consist of three buildings located in the Columbus, Ohio, area and one leased building located in New Jersey. These buildings, including attached office space, comprise approximately 3.1 million square feet. The lease on the New Jersey facility expires in 2028.
As of February 3, 2024, we operated 814 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2024 and 2036.
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
China
We lease offices in Shanghai, Shenzhen and Hong Kong within China. As of February 3, 2024, we operated 57 retail stores in leased facilities in China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2024 and 2032.
Canada
As of February 3, 2024, we operated 23 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2024 and 2035.
United Kingdom / Ireland
As a result of our joint venture with Next PLC, we no longer operate any stores in the United Kingdom (“U.K.”) or Ireland. However, as of February 3, 2024, we continue to lease a store in the U.K., with a lease expiration in 2024, and a store in Ireland, with a lease expiration in 2036, which are sublet to and operated by the joint venture.

Other International
As of February 3, 2024, we also have global representation through stores operated by our partners:
•320 beauty and accessories stores in 58 countries; and
•156 full assortment stores in 36 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NYSE under the stock symbol “VSCO.” We began to trade as a standalone public company on August 3, 2021. There was no public trading market for our common stock before August 3, 2021. As of February 3, 2024, there were approximately 25,000 stockholders of record of our common stock. This number does not include beneficial or “street name” holders of our common stock whose shares are held by banks, brokers and other financial institutions which are aggregated into a single holder of record. Including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate our stockholder base to be approximately 112,000.
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
The following graph shows the yearly changes, for the period from August 3, 2021 (the first day our common stock began trading on the NYSE) to February 3, 2024, in the value of $100 invested in our common stock compared to the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500 Index”) and the S&P 500 Consumer Discretionary Distribution & Retail Index, formerly known as the S&P 500 Retail Composite Index.
COMPARISON OF YEARLY CHANGES IN CUMULATIVE TOTAL RETURN (a)
AMONG VICTORIA'S SECRET & CO., THE S&P 500 INDEX AND THE S&P 500 CONSUMER DISCRETIONARY DISTRIBUTION & RETAIL INDEX

Comparison of 30-Month Cumulative Total Return
DOLLARS
150
100
50
0
8/03/21
1/29/22
1/28/23
2/03/24
Victoria's Secret & Co.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

_______________
(a)This table represents $100 invested in stock or in index at the closing price on August 3, 2021, including reinvestment of dividends.

The following table provides our repurchases of our common stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
October 29, 2023 - November 25, 2023 (“November 2023”)	6	$17.77	—	$125,000
November 26, 2023 - December 30, 2023 (“December 2023”)	25	25.67	—	125,000
December 31, 2023 - February 3, 2024 (“January 2024”)	22	24.99	—	—
Total	53		—
 ________________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax withholding payments due upon vesting of employee restricted stock awards and the use of our common stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)The share repurchase program announced on January 11, 2023 (the “January 2023 Share Repurchase Program”) authorized the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The January 2023 Share Repurchase Program expired at the end of fiscal year 2023. For additional share repurchase program information, see Note 18 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements, and any future performance or financial results expressed or implied by such forward-looking statements are not guarantees of future performance. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “will,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “continue,” “potential” and any similar expressions are intended to identify forward-looking statements. Risks associated with the following factors, among others, could affect our results of operations and financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
•we may not realize all of the expected benefits of the spin-off from our Former Parent;
•general economic conditions, inflation and changes in consumer confidence and consumer spending patterns;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•our ability to successfully implement our strategic plan;
•difficulties arising from turnover in company leadership or other key positions;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•our dependence on traffic to our stores and the availability of suitable store locations on satisfactory terms;
•our ability to successfully operate and expand internationally and related risks;
•the operations and performance of our franchisees, licensees, wholesalers, and joint venture partners;
•our ability to successfully operate and grow our direct channel business;
•our ability to protect our reputation and the image and value of our brands;
•our ability to attract customers with marketing, advertising and promotional programs;

•the highly competitive nature of the retail industry and the segments in which we operate;
•consumer acceptance of our products and our ability to manage the life cycle of our brands, remain current with fashion trends, and develop and launch new merchandise, product lines and brands successfully;
•our ability to realize the potential benefits and synergies sought with the acquisition of Adore Me;
•our ability to incorporate artificial intelligence into our business operations successfully and ethically while managing associated risks;
•our ability to source materials and produce, distribute and sell merchandise on a global basis, including risks related to:
•political instability and geopolitical conflicts;
•environmental hazards and natural disasters;
•significant health hazards and pandemics;
•delays or disruptions in shipping and transportation and related pricing impacts; and
•disruption due to labor disputes;
•our geographic concentration of production and distribution facilities in central Ohio and Southeast Asia;
•the ability of our vendors to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•fluctuations in freight, product input and energy costs;
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

Executive Overview
Victoria’s Secret & Co. is an iconic global brand of women’s intimate and other apparel, personal care and beauty products. We sell our products through three brands, Victoria’s Secret, PINK and Adore Me. Victoria’s Secret is a market leading global lingerie brand with a history of serving women across the globe. PINK is a fashion and lifestyle brand for young women built around a strong intimates core. We also sell beauty products under both the Victoria’s Secret and PINK brands. Adore Me is a technology-led, digital first innovative intimates brand serving women of all sizes and budgets at all phases of life. Together, Victoria’s Secret, PINK and Adore Me strive to provide the best products to help women express their confidence, sexiness and power and use our platform to create connection and community while celebrating the extraordinary diversity of women's experiences.
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
We are committed to optimizing our performance by focusing on what is within our control, and we are confident in our strategic direction and remain committed to delivering long-term sustainable value for our stockholders.
Financial Impacts of the Adore Me Acquisition
We consolidate Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the period subsequent to the acquisition date are recorded in our results beginning in 2023.
In 2023, we recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. For additional information, see Note 2, “Acquisition.”
Basis of Presentation
Our financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis, which reflects the business as historically managed within the Former Parent. The balance sheets and cash flows for the periods prior to the Separation include only those assets and liabilities directly related to the Victoria’s Secret business, and the statements of income include the historically reported results of the Victoria’s Secret business along with allocations of a portion of the Former Parent's total corporate expenses. Our financial statements for the period from August 3, 2021 through February 3, 2024 are consolidated financial statements based on our reported results as a standalone company. For additional information on the “carve-out” basis of accounting, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.”
Growth Strategies
Our goal is to be the world's leading fashion retailer of intimate apparel. Our strategic direction is guided by three priorities: 1) accelerating our core; 2) igniting growth; and 3) transforming the foundation of our company. We are evolving the positioning of Victoria's Secret and PINK to drive profitable growth and are focused on accelerating the core of our business by leading with a customer-first approach and rewarding customer loyalty, advancing technology to improve and enhance the customer experience, delivering best-in-class products across all categories and focusing on being “best at bras”. We will focus on igniting growth through maintaining an innovative product pipeline, evolving our store fleet of the future, and through channel expansion and international growth within existing and new markets. We continue to take actions to transform the foundation of our company by making foundational changes to modernize and make our operating model more efficient to help us deliver long-term sustainable value for our stockholders.
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
Invest in our Brands, Business and New Opportunities to Drive Growth
We continue to make significant investments in our iconic brands, our physical and digital business channels, our customer experience and our organizational capabilities in order to support the growth of our business. We believe our success is significantly enabled by frequent and innovative product launches, which include bra launches and new beauty fragrances. We are making targeted investments in technology related to our strategic initiatives to drive growth, including our new Victoria's Secret and PINK customer loyalty program, and to maintain our high digital penetration and to expand the omni-channel offering for our customers. We are also working to increase our distribution capacity and efficiency in order to make decisions close to market, deliver orders to customers more quickly and provide the best and widest assortment across product categories and sizes across all channels. Our management team is committed to a diverse and inclusive corporate culture and we have a world class team to support the execution of our growth strategies. Additionally, we will continue to search for new growth opportunities, including new brands we may develop as well as partnerships with existing brands that help us attract new customers and better meet the needs of existing ones.
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
Drive Penetration and Growth in our Digital Channel and Provide an Enhanced Omni-Channel Experience
Investing in our digital channel continues to be a key priority and we believe that our global brands and our scaled retail footprint in North America is a unique platform to grow our digital business. Omni-channel initiatives and an increased focus on mobile and application interactions will continue to provide flexibility and convenience to our customers. Our shopping and services initiatives are aimed at modernizing the customer’s digital shopping experience through features like digital selling guides, virtual try-on, digital appointments, improved checkout performance and alternative payment options. Further, with our customer at the core of our strategy, we are also increasing the personalization of our digital platforms through site experience and marketing designed for our customer. Our ongoing digital investments are designed to create a seamless shopping experience between online and in stores and bolster our performance in the digital channel. In addition, we are scaling the distribution capacity of our digital business in order to support our growth and our omni-channel offerings. These strategies are aimed at increasing our digital channel mix and driving margin accretion.
Expand our International Business
Growing our international business is a key strategy. We plan to drive strong sales growth in franchise, travel retail and joint venture-operated stores through continued improved product offerings and assortments to reflect local preferences. We plan to increase our international store count, enabled by a new store design, lower costs and flexible store formats, which are designed to provide a pathway to profitable growth. Additionally, we expect to continue growing the digital components of our international business, including through country-specific web platforms tailored to local languages and preferences and through additional regional expansion. We believe our joint venture partnership with Regina Miracle in China will continue to allow us to grow the China business through joint investment in product development, distribution and marketing, and also positively impacts the speed and agility of the business due to Regina Miracle's established production base in China.
2023 Overview
We utilize the retail calendar for financial reporting. As such, our results for 2023 represent the 53-week period ended February 3, 2024, and the results for 2022 represent the 52-week period ended January 28, 2023. We estimate the extra week in 2023 represented approximately $80 million in incremental net sales and approximately $20 million in incremental operating income.

In 2023, we remained committed to our strategic priorities: 1) Accelerate Our Core; 2) Ignite Growth; and 3) Transform the Foundation. We have made progress on our strategic initiatives to ignite growth and transform the foundation, including progress around our supply chain initiative and international business. Progress related to accelerating our core business in North America was challenged throughout 2023 as the macroeconomic environment continued to put pressure on the consumer and the overall intimates market in North America was pressured throughout the year. We continue to focus on delivering on multiple initiatives in support of our strategic priorities, such as our multi-tender loyalty program, new customer experience enhancements in our digital business, product improvements and launches to enhance the Victoria's Secret brand and a reimagined merchandise strategy for our PINK brand. In 2023, we invested $125 million to repurchase 3.7 million shares of our common stock. We also paid down our senior secured asset-based revolving credit facility (the “ABL Facility”), ending 2023 with an outstanding balance of $145 million, down significantly from $295 million outstanding at the end of 2022.
In 2023, our net sales decreased $162 million, or 3%, to $6.182 billion compared to $6.344 billion in 2022 and comparable sales decreased 9% in 2023. Our North America store sales decreased 11%, or $429 million, to $3.480 billion compared to $3.909 billion in 2022, primarily driven by a decrease in traffic, average unit retail (which we define as the average price per unit purchased) and conversion (which we define as the percentage of customers who visit our stores and make a purchase). Our direct channel sales increased by 9%, or $172 million, to $2.015 billion compared to $1.843 billion in 2022, primarily driven by the inclusion of Adore Me sales in our results beginning in 2023. On a comparable basis, our direct channel sales decrease was driven by a decrease in average unit retail, conversion and traffic compared to 2022. Operating income was $246 million compared to operating income of $478 million in 2022, and our operating income rate decreased to 4.0% compared to 7.5% last year. The operating income decrease in 2023 was primarily driven by an increase in general, administrative and store operating expenses and a decrease in net sales.
For additional information related to our 2023 financial performance, see “Results of Operations – 2023 Compared to 2022.” For a discussion of our financial condition and results of operations for 2022 compared to 2021, refer to “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 28, 2023, filed with the SEC on March 17, 2023.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria's Secret & Co. and net income per diluted share attributable to Victoria's Secret & Co. in 2023 and 2022 on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

(in millions, except per share amounts)	2023	2022
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income — GAAP	$246	$478
Adore Me Acquisition-related Items (a)	45	15
Amortization of Intangible Assets (b)	25	—
Restructuring Charges (c)	11	35
Occupancy-related Legal Matter (d)	—	22
Happy Nation Restructuring Charge (e)	—	16
Adjusted Operating Income	$327	$566

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria's Secret & Co.
Reported Net Income Attributable to Victoria's Secret & Co. — GAAP	$109	$348
Adore Me Acquisition-related Items (a)	50	15
Amortization of Intangible Assets (b)	25	—
Restructuring Charges (c)	11	35
Occupancy-related Legal Matter (d)	—	22
Happy Nation Restructuring Charge (e)	—	16
Tax Effect of Adjusted Items	(17)	(20)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$178	$416

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria's Secret & Co. — GAAP	$1.39	$4.14
Adore Me Acquisition-related Items (a)	0.53	0.16
Amortization of Intangible Assets (b)	0.24	—
Restructuring Charges (c)	0.11	0.31
Occupancy-related Legal Matter (d)	—	0.19
Happy Nation Restructuring Charge (e)	—	0.14
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$2.27	$4.95
________________
(a)In 2023, we recognized pre-tax charges of $50 million ($42 million after-tax) within net income, $29 million included in costs of goods sold, buying and occupancy expense, $16 million included in general, administrative and store operating expense and $5 million included in interest expense, related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. In the fourth quarter of 2022, we recognized a pre-tax charge of $15 million ($14 million after-tax), included in general, administrative and store operating expense, related to professional services and other transaction-related costs associated with the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 8. Financial Statements and Supplementary Data.

(b)In 2023, we recognized $25 million ($19 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 10, “Intangible Assets” included in Item 8. Financial Statements and Supplementary Data.
(c)In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax), $8 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to restructuring activities to continue to reorganize and improve our organizational structure. In 2022, we recognized pre-tax charges of $35 million ($26 million after-tax), $21 million included in general, administrative and store operating expense and $14 million included in buying and occupancy expense, related to restructuring activities to continue to reorganize and improve our organizational structure. For additional information, see Note 6, “Restructuring Activities” included in Item 8. Financial Statements and Supplementary Data.
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
(e)In the fourth quarter of 2022, we recognized a $16 million charge ($12 million after-tax), $15 million included in costs of goods sold, buying and occupancy expense and $1 million included in general, administrative and store operating expense, for inventory and other costs related to restructuring actions associated with Happy Nation.
Company-Operated Store Data
The following table compares 2023 U.S. company-operated store data to the comparable period for 2022:

	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$588	$658	(11%)
Sales per Average Store (in thousands) (a)	$4,038	$4,558	(11%)
Average Store Size (selling square feet)	6,837	6,918	(1%)
Total Selling Square Feet (in thousands)	5,565	5,617	(1%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.
The following table represents store data for 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	February 3, 2024
Company-Operated:
U.S.	812	15	(19)	808
Canada	25	—	(2)	23
Subtotal Company-Operated	837	15	(21)	831

China Joint Venture:
Beauty & Accessories (a)	39	2	(7)	34
Full Assortment	33	4	(1)	36
Subtotal China Joint Venture	72	6	(8)	70

Partner-Operated:
Beauty & Accessories	308	31	(32)	307
Full Assortment	135	33	(12)	156
Subtotal Partner-Operated	443	64	(44)	463

Adore Me	6	—	—	6
Total	1,358	85	(73)	1,370
_______________
(a)    Includes thirteen partner-operated stores at February 3, 2024.

The following table represents store data for 2022:

	Stores at				Reclassed to	Stores at
	January 29, 2022	Opened	Closed	Acquired (b)	Joint Venture	January 28, 2023
Company-Operated:
U.S.	808	16	(12)	—	—	812
Canada	26	—	(1)	—	—	25
Subtotal Company-Operated	834	16	(13)	—	—	837

China Joint Venture:
Beauty & Accessories (a)	35	6	(10)	—	8	39
Full Assortment	30	4	(1)	—	—	33
Subtotal China Joint Venture	65	10	(11)	—	8	72

Partner-Operated:
Beauty & Accessories	335	20	(39)	—	(8)	308
Full Assortment	128	21	(14)		—	135
Subtotal Partner-Operated	463	41	(53)	—	(8)	443

Adore Me	—	—	—	6	—	6
Total	1,362	67	(77)	6	—	1,358
_______________
(a)    Includes thirteen partner-operated stores at January 28, 2023.
(b)    For additional information, see Note 2, “Acquisition” included in Item 8. Financial Statements and Supplementary Data.
Results of Operations — 2023 Compared to 2022
The following information summarizes our results of operations for 2023 compared to 2022.
Operating Income
For 2023, operating income decreased $232 million, to $246 million, compared to operating income of $478 million in 2022, and the operating income rate (expressed as a percentage of net sales) decreased to 4.0% from 7.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2023 in comparison to 2022:

	2023	2022	% Change
	(in millions)
Stores — North America (a)	$3,480	$3,909	(11%)
Direct (a)	2,015	1,843	9%
International (b)	687	592	16%
Total Net Sales	$6,182	$6,344	(3%)
________________
(a)Results in 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from 2022 to 2023:

(in millions)
2022 Net Sales	$6,344
Sales Associated with Stores Included in the Comparable Stores Calculation	(370)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(15)
Direct Channels (a)(b)	239
Credit Card Programs	(28)
International Wholesale, Royalty and Sourcing	22
Foreign Currency Translation	(10)
2023 Net Sales	$6,182
________________
(a)Results in 2023 include Adore Me sales.
(b)Results include consolidated joint venture direct sales in China.
The following table compares 2023 comparable sales to 2022:

	2023	2022
Comparable Sales (Stores and Direct) (a)	(9%)	(8%)
Comparable Store Sales (a)	(11%)	(7%)
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2023 was calculated on a 53-to-53-week basis and the percentage change in comparable sales for 2022 was calculated on a 52-to-52-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in 2023 decreased $162 million, or 3%, to $6.182 billion compared to $6.344 billion in 2022. We estimate the extra week in 2023 represented approximately $80 million in incremental net sales.
In the stores channel, our North America net sales decreased $429 million, or 11%, to $3.480 billion compared to 2022 driven by a decrease in traffic, average unit retail and conversion, partially offset by incremental net sales from the extra week in 2023.
In the direct channel, net sales increased $172 million, or 9%, to $2.015 billion driven by the inclusion of Adore Me sales in our results beginning in 2023 and the incremental net sales from the extra week in 2023. On a comparable basis, our direct channel sales decrease was driven by a decrease in average unit retail, conversion and traffic.
In the international channel, net sales increased $95 million, or 16%, to $687 million compared to 2022, as stores and online sales increased in many countries outside of North America driven by new full assortment store growth, comparable store sales growth driven in part by increased traffic and strong e-commerce performance, positive customer acceptance of our product assortment and the incremental net sales from the extra week in 2023.
Gross Profit
For 2023, our gross profit decreased $16 million to $2.242 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 36.3% from 35.6%.
For 2023, the decrease in gross profit dollars was primarily due to the decrease in merchandise margin dollars driven by the decrease in net sales and an increase in promotional activity, partially offset by a decrease in supply chain costs, reductions in costs of goods sold related to our supply chain initiative and incremental profit related to the extra week in 2023. Buying and occupancy expenses were down compared to 2022, primarily driven by a legal reserve of $22 million related to a landlord matter in the first quarter of 2022 and restructuring charges of $14 million in 2022, partially offset by the inclusion of Adore Me buying and occupancy expenses beginning in 2023. Additionally, the decrease in gross profit dollars was driven by the recognition in gross profit of the $29 million inventory fair value step-up adjustment related to acquired inventory from Adore Me.

The gross profit rate increase was driven by a decrease in supply chain costs, reductions in costs of goods sold related to our supply chain initiative, partially offset by increased promotional activity.
General, Administrative and Store Operating Expenses
For 2023, our general, administrative and store operating expenses increased $216 million, or 12%, to $1.996 billion. The increase in general, administrative and store operating expenses compared to 2022 was primarily due to the inclusion of Adore Me general, administrative and store operating expenses beginning in 2023 and strategic marketing investments including the Victoria’s Secret World Tour in 2023. The increase in general, administrative and store operating expenses in 2023 was also due to the amortization of intangible assets acquired from Adore Me of $25 million, incremental expenses in the extra week in 2023, recognition of $8 million of restructuring charges to continue to reorganize and improve our organizational structure in the first quarter of 2023, partially offset by restructuring charges of $21 million in 2022.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 32.3% from 28.1% due to the inclusion of Adore Me general, administrative and store operating expenses beginning in 2023, strategic marketing investments including the Victoria’s Secret World Tour and deleverage driven by the decrease in sales compared to 2022.
Interest Expense
For 2023, our interest expense increased $39 million to $99 million compared to 2022, primarily driven by the increase in our outstanding debt due to the borrowings from the ABL Facility during 2023 and a higher average borrowing rate for our Term Loan Facility and ABL Facility.
Provision for Income Taxes
For 2023, the Company's effective tax rate was 21.4% compared to 19.0% in 2022. The 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate and due to the resolution of certain tax matters. The 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to shared-based compensation awards that vested in 2022.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Net cash provided by our operating activities is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
Our ability to fund our operating needs is primarily dependent upon our ability to continue to generate positive cash flow from operations, as well as borrowing capacity under our ABL Facility, which we rely on to supplement cash generated by our operating activities, particularly when our need for working capital peaks in the summer and fall months as discussed above. Management believes that our cash balances and funds provided by operating activities, along with the borrowing capacity under our ABL Facility, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures, and (iii) flexibility to consider investment opportunities that may arise. However, certain investment opportunities or seasonal funding requirements may require us to seek additional debt or equity financing, and there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms, if at all, in the future.
We expect to utilize our cash flows to continue to invest in our brands, talent and capabilities, and growth strategies as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund our working capital and other cash flow requirements over the next 12 months.
Working Capital and Capitalization
Based upon our cash balances and net cash provided by our operating activities, along with the borrowing capacity under our ABL Facility, we believe we will be able to continue to meet our working capital needs.

The following table provides a summary of our working capital position and capitalization as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Net Cash Provided by Operating Activities (a)	$389	$437
Capital Expenditures (a)	256	164
Working Capital	(81)	158
Capitalization:
Long-term Debt	1,120	1,271
Victoria's Secret & Co. Shareholders’ Equity	417	383
Total Capitalization	$1,537	$1,654
Amounts Available Under the ABL Facility (b)	$423	$259
 ________________
(a)Amounts shown represent the fifty-three-week period ended February 3, 2024 and the fifty-two-week period ended January 28, 2023.
(b)For the period ended February 3, 2024, the availability under the ABL Facility was limited by our borrowing base of $587 million, less outstanding borrowings of $145 million and letters of credit of $19 million. For the period ended January 28, 2023, the availability was limited by our borrowing base of $596 million, less outstanding borrowings of $295 million and letters of credit of $42 million.
The following table provides certain measures of liquidity and capital resources as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Debt-to-capitalization Ratio (a)	73%	77%
Net Cash Provided By Operating Activities to Capital Expenditures	152%	266%
________________
(a)Long-term debt divided by total capitalization.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 3, 2024 and January 28, 2023:

	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$427	$490
Net Cash Provided by Operating Activities	389	437
Net Cash Used for Investing Activities	(254)	(555)
Net Cash Provided by (Used for) Financing Activities	(291)	58
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(3)
Net Decrease in Cash and Cash Equivalents	(157)	(63)
Cash and Cash Equivalents, End of Year	$270	$427
Operating Activities
Net cash provided by operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash provided by operating activities in 2023 was $389 million, a decrease in net cash flows provided by operating activities of $48 million compared to 2022. The decrease in net cash flows provided by operating activities in 2023 was primarily driven by a decrease in net income of $222 million, partially offset by lower operating cash outflows associated with working capital changes of $115 million compared to 2022. The most significant working capital driver resulting in lower net operating cash outflows this year compared to last year was the timing of payments related to the increased inventory levels throughout last year, which were primarily driven by modal mix changes and longer in-transit shipment times. The other significant working capital driver resulting in lower net operating cash outflows this year is related to income taxes paid of $74 million in 2023 compared to $161 million paid in 2022.

Investing Activities
Net cash used for investing activities in 2023 was $254 million, consisting of capital expenditures of $256 million. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from our Former Parent.
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
We are estimating 2024 capital expenditures to be approximately $230 million. We expect that our capital expenditures will continue to be focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth.
Financing Activities
Net cash used for financing activities in 2023 was $291 million, consisting primarily of $615 million of repayments under the ABL Facility and $125 million of share repurchases, partially offset by borrowings of $465 million from the ABL Facility.
Net cash provided by financing activities in 2022 was $58 million, consisting primarily of borrowings of $295 million from the ABL Facility and $55 million of cash received from Regina Miracle in connection with the joint venture agreement completed in the first quarter of 2022. Those proceeds were partially offset by $250 million of share repurchases and $42 million of payments for payroll taxes relating to the vesting of share-based compensation awards.
Common Stock Share Repurchases & Treasury Stock Retirements
Our Board of Directors determines share repurchase authorizations, giving consideration to our levels of profit and cash flows, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements and the Tax Matters Agreement with our Former Parent, as well as financial and other conditions existing at the time. We use cash flows provided by our operating activities to fund our share repurchases. Once authorized by our Board of Directors, the timing and amount of any share repurchases are made at our discretion, taking into account a number of factors, including market conditions.
March 2024 Share Repurchase Program
In March 2024, subsequent to the end of fiscal year 2023, our Board of Directors approved a share repurchase program (“March 2024 Share Repurchase Program”), authorizing the repurchase of up to $250 million of our common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term, eligible to begin immediately and will continue until exhausted.
January 2023 Share Repurchase Program
In January 2023, our Board of Directors approved a share repurchase program (“January 2023 Share Repurchase Program”), authorizing the repurchase of up to $250 million of our common stock. The authorization, which expired at the end of 2023, was utilized in 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.
In February 2023, as part of the January 2023 Share Repurchase Program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $125 million of our common stock. In February 2023, we made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of our common stock. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022.
In May 2023, upon final settlement of the ASR Agreement, we received an additional 1.3 million shares of our common stock from Goldman Sachs. The final number of shares received was based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement.
We repurchased the following shares of our common stock under the January 2023 Share Repurchase Program during 2023:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
January 2023 Share Repurchase Program	$250	3,652	$125	$34.22

Shares repurchased under the January 2023 Share Repurchase Program were retired upon repurchase. As a result, we retired the 3.7 million shares repurchased in connection with the settlement of the ASR Agreement during 2023. The retirement resulted in a reduction of $126 million in Treasury Stock, less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $117 million in Retained Earnings during 2023.
March 2022 Share Repurchase Program
In March 2022, our Board of Directors approved a share repurchase program (“March 2022 Share Repurchase Program”), providing for the repurchase of up to $250 million of our common stock. The $250 million authorization was utilized in 2022 to repurchase shares in the open market.
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
December 2021 ASR Agreement
In December 2021, we entered into an accelerated share repurchase agreement (“December 2021 ASR Agreement”) with Goldman Sachs to repurchase $250 million of our common stock. In December 2021, we made an initial payment of $250 million to Goldman Sachs and received an initial delivery of 4.1 million shares of our common stock. The $250 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $200 million increase in Treasury Stock, which reflects the value of the initial 4.1 million shares received upon initial settlement, and a $50 million decrease in Paid-in Capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement of the December 2021 ASR Agreement. During 2021, we retired the 4.1 million shares repurchased under the December 2021 ASR Agreement. The retirement resulted in a reduction of $200 million in Treasury Stock, less than $1 million in the par value of Common Stock, $8 million in Paid-in Capital and $192 million in Retained Earnings.
In February 2022, upon final settlement of the December 2021 ASR Agreement, we received an additional 0.3 million shares of our common stock from Goldman Sachs. The final number of shares received under the December 2021 ASR Agreement was based on the daily average of the volume-weighted average share price of our common stock over the term of the December 2021 ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the December 2021 ASR Agreement. In connection with the settlement of the December 2021 ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In 2022, we retired the additional 0.3 million shares repurchased in connection with the settlement of the December 2021 ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
Dividend Policy and Procedures
We have not paid any cash dividends since becoming an independent, publicly traded company. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board of Directors deems relevant. We would use net cash flow provided by operating and financing activities to fund our dividends.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$391 million Term Loan due August 2028 (“Term Loan Facility”)	$385	$387
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	145	295
Total Senior Secured Debt with Subsidiary Guarantee	530	682
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	593
Total Senior Debt with Subsidiary Guarantee	594	593
Total	1,124	1,275
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,120	$1,271
Cash paid for interest was $87 million and $52 million in 2023 and 2022, respectively.
Credit Facilities
In September 2023, we entered into a delayed draw term loan agreement, secured by certain real estate assets owned by us, to increase available liquidity in consideration of potential seasonal working capital needs. The delayed draw term loan had a maximum borrowing capacity of $75 million. We did not draw any amounts under this term loan and the agreement terminated in December 2023. During 2023, fees incurred in relation to this delayed draw term loan agreement were $1 million and were amortized over the life of the agreement.
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $4 million during both 2023 and 2022.
In May 2023, we amended our Term Loan Facility to allow for an early transition to using the Term Secured Overnight Financing Rate (“Term SOFR”) as the applicable reference rate to calculate interest instead of the London Interbank Offered Rate (“LIBOR”). Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of February 3, 2024, the interest rate on loans under the Term Loan Facility was 8.89%.

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
We borrowed $465 million and $295 million from the ABL Facility during 2023 and 2022, respectively, and made payments of $615 million under the ABL Facility during 2023. As of February 3, 2024, there were borrowings of $145 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.46%. We had $19 million of outstanding letters of credit as of February 3, 2024 that further reduced our availability under the ABL Facility. As of February 3, 2024, our remaining availability under the ABL Facility was $423 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of February 3, 2024, we were in compliance with all covenants under our long-term debt and borrowing facilities.
We elected the optional expedient under Accounting Standards Update No. 2020-04, Reference Rate Reform, in connection with amending our Term Loan Facility and ABL Facility agreements to replace the reference rate from LIBOR to Term SOFR to consider the amendments as a continuation of the existing contract without having to perform an assessment that would otherwise be required under GAAP.
Credit Ratings
The following table provides our credit ratings as of February 3, 2024:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 3, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$1,478	$77	$294	$493	$614	$—
Future Lease Obligations (b)	2,125	361	630	420	714	—
Purchase Obligations (c)	758	700	52	6	—	—
Cash Consideration Related to Acquisition (d)	108	108	—	—	—	—
Other Liabilities (e)	32	20	—	—	—	12
Total	$4,501	$1,266	$976	$919	$1,328	$12
________________
(a)Long-term debt obligations relate to our principal and interest payments for our outstanding debt. Interest payments have been estimated based on the coupon rate for fixed rate obligations. For variable interest rate obligations under the Term Loan Facility, the interest payments have been estimated based on an interest rate of 8.89%, which was the interest rate as of February 3, 2024. For variable interest rate obligations under the ABL Facility, the interest payments have been estimated based on an interest rate of 7.46%, which was the interest rate as of February 3, 2024. For additional information, see Note 13 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
(d)Cash consideration related to the acquisition of Adore Me relates to a fixed payment and a contingent payment based on the achievement of specified strategic objectives. For additional information, see Note 2 to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $20 million of these tax items because it is reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $12 million is included in the “Other” category because it is not reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. For additional information, see Note 12 to the Consolidated and Combined Financial Statements in Item 8. Financial Statements and Supplementary Data.
Recently Issued Accounting and Reporting Pronouncements
We did not adopt any new accounting standards during 2023 that had a material impact on our results of operations, financial position or cash flows.
SEC Climate-Related Disclosures
In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of Board of Directors' oversight and risk management activities, the material impacts of these risks to us and the quantification of material impacts to us as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2025, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2026. We are currently evaluating the impact of these new rules.

Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026, with early adoption permitted. The updates required by this standard should be applied prospectively, but retroactive application is permitted. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for annual reporting periods beginning in fiscal year 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.
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
We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results, operating trends and consumer behavior. Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2023. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $3 million for 2023.

Valuation of Long-lived Assets
Long-lived Store Assets
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy. There were no long-lived store asset impairment charges in 2023, 2022 or 2021.
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
We considered the overall macroeconomic conditions and performed a quantitative impairment test for our reporting units with goodwill in the fourth quarter of 2023. The fair value of the reporting unit was determined using an income approach based on the discounted cash flow (“DCF”) model and a market approach based on earnings multiples of guideline public companies, with 50% of the value determined using the DCF model and 50% of the value determined using the guideline public company approach. The fair value of the reporting unit under both approaches is determined using Level 3 inputs within the fair value hierarchy. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the guideline public company method, the fair value is based upon market multiples of revenue and earnings derived from publicly-traded companies with similar business characteristics as the reporting unit.
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

Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated and Combined Statement of Income in the period that includes the enactment date. The Company treats the global intangible low-taxed income provisions enacted as part of the U.S. Tax Cuts and Jobs Act as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated and Combined Statements of Income.
Revenue Recognition
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by our customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in our Consolidated and Combined Statements of Income. We also provide a reserve for projected merchandise returns based on historical experience and recent information. Net Sales exclude sales and other similar taxes collected from customers.
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
We sell gift cards with no expiration dates to customers. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in our Consolidated and Combined Statements of Income.
Revenue earned in connection with our credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated and Combined Statements of Income.

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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of February 3, 2024, our investment portfolio is primarily comprised of bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of February 3, 2024 consists of the 2029 Notes, which have a fixed interest rate, the $391 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $145 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility and the ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Principal Value	$991	$995
Fair Value, Estimated (a)	897	894
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of February 3, 2024, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of February 3, 2024 based on the terms of the borrowings under the ABL Facility.

Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of February 3, 2024, our investment portfolio is primarily comprised of bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VICTORIA'S SECRET & CO.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated and Combined Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2023 refer to the fifty-three-week period ended February 3, 2024 and the results for 2022 and 2021 refer to the fifty-two-week periods ended January 28, 2023 and January 29, 2022, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2024.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria's Secret & Co.

Opinion on Internal Control over Financial Reporting
We have audited Victoria's Secret & Co.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Victoria's Secret & Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated and combined statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated March 22, 2024 expressed an unqualified opinion thereon.
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
March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria's Secret & Co.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Victoria's Secret & Co. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated and combined statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 22, 2024 expressed an unqualified opinion thereon.
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

Reserve for Store Inventory Losses

Description of the Matter
As described in Note 7 to the consolidated and combined financial statements, the Company had inventories of $985 million as of February 3, 2024, which included finished goods of $929 million. Inventories were principally valued at the lower of cost or net realizable value, on an average cost basis. The most significant and judgmental portion of the inventory reserves related to the reserve for store inventory losses. Management applied judgment to determine its reserve for store inventory losses that have occurred since the date of the last physical inventory. The Company calculated the reserve for store inventory losses based on actual inventory losses identified as a result of store physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for store inventory losses occurring in the interim period between the most recent physical inventory count and year-end was calculated on a store-specific basis and was primarily based on recent inventory loss results. Management considered historical store inventory losses taken and current consumer behavior to estimate the reserve for store inventory losses.

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
Grandview Heights, Ohio
March 22, 2024

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in millions except per share amounts)

	2023	2022	2021
Net Sales	$6,182	$6,344	$6,785
Costs of Goods Sold, Buying and Occupancy	(3,940)	(4,086)	(4,025)
Gross Profit	2,242	2,258	2,760
General, Administrative and Store Operating Expenses	(1,996)	(1,780)	(1,890)
Operating Income	246	478	870
Interest Expense	(99)	(60)	(27)
Other Loss	—	(1)	—
Income Before Income Taxes	147	417	843
Provision for Income Taxes	31	79	197
Net Income	116	338	646
Less: Net Income (Loss) Attributable to Noncontrolling Interest	7	(10)	—
Net Income Attributable to Victoria's Secret & Co.	$109	$348	$646
Net Income Per Basic Share Attributable to Victoria's Secret & Co.	$1.41	$4.24	$7.34
Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$1.39	$4.14	$7.18

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2023	2022	2021
Net Income	$116	$338	$646
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(3)	(7)	1
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	3	—
Total Other Comprehensive Income (Loss), Net of Tax	$(3)	$(4)	$1
Total Comprehensive Income	113	334	647
Less: Net Income (Loss) Attributable to Noncontrolling Interest	7	(10)	—
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(2)	—	—
Comprehensive Income Attributable to Victoria's Secret & Co.	$108	$344	$647

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 3, 2024	January 28, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$270	$427
Accounts Receivable, Net	152	141
Inventories	985	1,052
Other	126	117
Total Current Assets	1,533	1,737
Property and Equipment, Net	843	846
Operating Lease Assets	1,351	1,232
Goodwill	367	365
Trade Names	284	289
Other Intangible Assets, Net	116	137
Deferred Income Taxes	20	18
Other Assets	86	87
Total Assets	$4,600	$4,711
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$513	$481
Accrued Expenses and Other	810	737
Current Debt	4	4
Current Operating Lease Liabilities	267	310
Income Taxes	20	47
Total Current Liabilities	1,614	1,579
Deferred Income Taxes	37	53
Long-term Debt	1,120	1,271
Long-term Operating Lease Liabilities	1,312	1,201
Other Long-term Liabilities	79	206
Total Liabilities	4,162	4,310
Shareholders’ Equity:
Preferred Stock—$0.01 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.01 par value; 1,000 shares authorized; 78 and 80 shares issued; 78 and 80 shares outstanding, respectively	1	1
Paid-in Capital	238	195
Accumulated Other Comprehensive Income	—	1
Retained Earnings	178	186
Total Victoria's Secret & Co. Shareholders' Equity	417	383
Noncontrolling Interest	21	18
Total Equity	438	401
Total Liabilities and Equity	$4,600	$4,711

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-in Capital	Net Investment by Former Parent	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity	Noncontrolling Interest	Total Equity
	Shares Outstanding	Par Value
Balance, January 30, 2021	—	$—	$—	$887	$4	$—	$—	$891	$—	$891
Net Income	—	—	—	328	—	318	—	646	—	646
Other Comprehensive Income	—	—	—	—	1	—	—	1	—	1
Total Comprehensive Income	—	—	—	328	1	318	—	647	—	647
Net Transfers to Former Parent	—	—	—	(1,053)	—	—	—	(1,053)	—	(1,053)
Transfer of Former Parent to Additional Paid-in Capital	—	—	162	(162)	—	—	—	—	—	—
Issuance of Common Stock	88	1	—	—	—	—	—	1	—	1
Repurchase of Common Stock	(4)	—	(50)	—	—	—	(200)	(250)	—	(250)
Treasury Share Retirement	—	—	(8)	—	—	(192)	200	—	—	—
Share-based Compensation and Other	1	—	21	—	—	—	—	21	—	21
Balance, January 29, 2022	85	$1	$125	$—	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	—	348	—	348	(10)	338
Other Comprehensive Loss	—	—	—	—	(4)	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	—	—	—	—	(4)	348	—	344	(10)	334
Sale of Noncontrolling Interest	—	—	17	—	—	—	—	17	28	45
Repurchases of Common Stock	(6)	—	50	—	—	—	(300)	(250)	—	(250)
Treasury Share Retirements	—	—	(12)	—	—	(288)	300	—	—	—
Share-based Compensation Expense	—	—	48	—	—	—	—	48	—	48
Tax Payments related to Share-based Awards	(1)	—	(42)	—	—	—	—	(42)	—	(42)
Other	2	—	9	—	—	—	—	9	—	9
Balance, January 28, 2023	80	$1	$195	$—	$1	$186	$—	$383	$18	$401
Net Income	—	—	—	—	—	109	—	109	7	116
Other Comprehensive Loss	—	—	—	—	(1)	—	—	(1)	(2)	(3)
Total Comprehensive Income (Loss)	—	—	—	—	(1)	109	—	108	5	113
Repurchases of Common Stock	(3)	—	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	56	—	—	—	—	56	—	56
Tax Payments related to Share-based Awards	(1)	—	(12)	—	—	—	—	(12)	—	(12)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	—	(2)	(2)
Other	2	—	8	—	—	—	—	8	—	8
Balance, February 3, 2024	78	$1	$238	$—	$—	$178	$—	$417	$21	$438

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	2023	2022	2021
Operating Activities:
Net Income	$116	$338	$646
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization of Long-lived Assets	284	274	303
Share-based Compensation Expense	56	48	33
Amortization of Fair Value Adjustment to Acquired Inventories	29	—	—
Deferred Income Taxes	(16)	(28)	1
Changes in Assets and Liabilities, Net of Assets and Liabilities related to the Acquisition:
Accounts Receivable	(13)	22	(21)
Inventories	36	—	(247)
Accounts Payable, Accrued Expenses and Other	(11)	(163)	173
Income Taxes	(26)	(67)	119
Other Assets and Liabilities	(66)	13	(156)
Net Cash Provided by Operating Activities	389	437	851
Investing Activities:
Capital Expenditures	(256)	(164)	(169)
Acquisition, Net of Cash Acquired	1	(369)	—
Investment in Frankies Bikinis, LLC	—	(18)	—
Other Investing Activities	1	(4)	—
Net Cash Used for Investing Activities	(254)	(555)	(169)
Financing Activities:
Repayments of Borrowings from Asset-based Revolving Credit Facility	(615)	—	—
Borrowings from Asset-based Revolving Credit Facility	465	295	—
Repurchases of Common Stock	(125)	(250)	(250)
Tax Payments related to Share-based Awards	(12)	(42)	(4)
Payments of Long-term Debt	(4)	(4)	(1)
Proceeds from Stock Option Exercises	3	5	5
Cash Received from Noncontrolling Interest Holder	—	55	—
Net Transfers to Former Parent	—	—	(1,253)
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs and Discounts	—	—	982
Other Financing Activities	(3)	(1)	(6)
Net Cash Provided by (Used for) Financing Activities	(291)	58	(527)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(3)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(157)	(63)	155
Cash and Cash Equivalents, Beginning of Period	427	490	335
Cash and Cash Equivalents, End of Period	$270	$427	$490

The accompanying Notes are an integral part of these Consolidated and Combined Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria's Secret & Co. is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret, PINK and Adore Me brand names. The Company has approximately 910 stores in the U.S., Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com and other digital channels worldwide. Additionally, the Company has more than 460 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and online channels.
On December 30, 2022, the Company completed its acquisition of Adore Me, a digitally-native intimates brand. For additional information, see Note 2, “Acquisition.”
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
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein,“2023” refers to the fifty-three-week period ended February 3, 2024 and “2022” and “2021” refer to the fifty-two-week periods ended January 28, 2023 and January 29, 2022, respectively.
Basis of Presentation - Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of August 2, 2021 are combined financial statements prepared on a “carve-out” basis as discussed below. The Company’s financial statements for the period from August 3, 2021 through February 3, 2024 are consolidated financial statements based on the reported results of Victoria's Secret & Co. as a standalone company.
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
In addition, for purposes of preparing the combined financial statements on a “carve-out” basis prior to the Separation, a portion of the Former Parent's corporate expenses were allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by, or administered by, the Former Parent including, but not limited to, executive management and other corporate and governance functions, such as corporate finance, internal audit, tax and treasury. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, were included in the expense allocations. Corporate expenses of $49 million in 2021 were allocated and included within General, Administrative and Store Operating Expenses in the 2021 Consolidated and Combined Statement of Income.
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
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions, credit and debit card receivables and highly liquid investments with original maturities of 90 days or less. As of February 3, 2024, bank overdrafts of $55 million were classified as Accounts Payable in the Consolidated Balance Sheet because the legal right of offset did not exist. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, or in the store or when the advertising is mailed. Advertising and marketing costs totaled $454 million for 2023, $344 million for 2022 and $334 million for 2021.
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
When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The Company’s cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.
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

Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of accumulated other comprehensive income in shareholders’ equity. Accumulated foreign currency translation adjustments are reclassified to net income when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $183 million as of February 3, 2024 and $213 million as of January 28, 2023.
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
The earnings of the Company's foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company from time to time utilizes foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts for these designated cash flow hedges are reclassified from Accumulated Other Comprehensive Income upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income. During the second quarter of 2021, the Company terminated its foreign currency forward contracts designated as cash flow hedges that were used to mitigate foreign currency exposure for its Canadian operations. The fair value of designated cash flow hedges is not significant for any period presented.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated and Combined Statement of Income in the period that includes the enactment date. The Company treats the global intangible low-taxed income provision enacted as part of the U.S. Tax Cuts and Jobs Act as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated and Combined Statements of Income.
Self-Insurance
The Company is self-insured for medical, workers’ compensation, property, general liability and automobile liability up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income, and the Company’s share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated and Combined Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC (“Frankies Bikinis”) in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.
The total carrying value of equity method investments was $60 million and $56 million as of February 3, 2024 and January 28, 2023. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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
For additional information, see Basis of Presentation above and Note 3, “Transactions with Former Parent.”
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated and Combined Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income (Loss) Attributable to Noncontrolling Interest in the Consolidated and Combined Statements of Income. Noncontrolling interest represents the portion of equity interests in a joint venture that operates the business in China that is not owned by the Company.
Share-based Compensation
Prior to the Separation, certain Company employees participated in the share-based compensation plans sponsored by the Former Parent. The Former Parent's share-based compensation awards granted to the employees of the Company consisted of the Former Parent's stock options and restricted stock. As such, prior to the Separation, the awards granted to Company employees are reflected in Net Investment by Former Parent within the Consolidated and Combined Statements of Equity at the time they were expensed. Prior to the Separation, the Consolidated and Combined Statements of Income also include an allocation of the Former Parent's corporate and shared employee share-based compensation expenses.
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
The Company offers certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for value of points redeemed and an estimate for points not expected to be redeemed based on historical experience.
The Company sells gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in the Consolidated and Combined Statements of Income.
Revenue earned in connection with the Company's credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated and Combined Statements of Income.

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
General, Administrative and Store Operating Expenses
The Company’s general, administrative and store operating expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising and other operating expenses not specifically categorized elsewhere in the Consolidated and Combined Statements of Income.
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
Recently Issued Accounting and Reporting Pronouncements
The Company did not adopt any new accounting standards during 2023 that had a material impact on the Company’s results of operations, financial position or cash flows.
SEC Climate-Related Disclosures
In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of Board of Directors' oversight and risk management activities, the material impacts of these risks to the Company and the quantification of material impacts to the Company as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2025, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2026. The Company is currently evaluating the impact of these new rules.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026, with early adoption permitted. The updates required by this standard should be applied prospectively, but retroactive application is permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for annual reporting periods beginning in fiscal year 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

2. Acquisition
On December 30, 2022, the Company completed its acquisition of 100% of the equity interests of Adore Me. Adore Me is a direct-to-consumer lingerie and apparel brand with technology driven commerce service and a series of innovation-driven products. The acquisition creates the opportunity for the Company to leverage Adore Me's expertise and technology to continue to improve the Victoria's Secret and PINK customer shopping experience and accelerate the modernization of the Company's digital platform.
Under the terms of the definitive agreement setting forth the terms and conditions of the acquisition (the “Merger Agreement”), the Company made an upfront cash payment of $391 million at closing and will pay further cash consideration in an aggregate amount of at least $80 million, consisting of a fixed payment to be made on or prior to January 15, 2025, and up to $300 million based on the performance of Adore Me and achievement of specified strategic objectives and certain EBITDA and net revenue goals within the two-year period following closing of the transaction. Under the terms of the Merger Agreement, up to $60 million of the further cash consideration is subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”). The Contingent Compensation Payments are not included as consideration when applying the acquisition method of accounting and are recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income if and when earned in future periods.
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
The Company accounted for the acquisition of Adore Me using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their fair values. During 2023, the Company recorded certain measurement period adjustments based on additional information, primarily related to assumed other long-term liabilities, assumed deferred income tax liabilities, assumed accrued expenses and other liabilities, acquired accounts receivable and acquired other current assets, resulting in a $4 million increase to Other Long-term Liabilities, a $3 million decrease to Deferred Income Tax Liabilities, a $2 million increase to Goodwill, a $2 million increase to Accrued Expenses and Other, a $1 million increase to Other Current Assets and a $1 million decrease to Accounts Receivable. The Company has finalized the valuation estimates used to determine the final purchase price allocation which includes amounts allocated to intangible assets.

The following is the final purchase price allocation of assets acquired and liabilities assumed related to the Adore Me acquisition:

	Initial Allocation	Measurement Period Adjustments	Final Allocation
	(in millions)
Accounts Receivable	$1	$(1)	$—
Inventories	105	—	105
Other Current Assets	7	1	8
Property and Equipment, Net	12	—	12
Operating Lease Assets	5	—	5
Goodwill	365	2	367
Trade Name	43	—	43
Other Intangible Assets	137	—	137
Other Assets	1	—	1
Accounts Payable	17	—	17
Accrued Expenses and Other	88	2	90
Current Operating Lease Liabilities	2	—	2
Deferred Income Tax Liabilities	21	(3)	18
Long-term Operating Lease Liabilities	3	—	3
Other Long-term Liabilities	8	4	12
Net Assets Acquired and Liabilities Assumed	$537	$(1)	$536
The following table represents the definite-lived intangible assets acquired, the fair values and respective useful lives:

	Useful Life	Fair Value
		(in millions)
Customer Relationships	7 years	$81
Developed Technology	6 years	56
Trade Name	10 years	43
Total Definite-Lived Intangible Assets		$180
The Company used the multi-period excess earnings method to value the customer relationships intangible assets and the relief from royalty method to value the developed technology and trade name intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of developed technology and the trade name included forecasted revenues, royalty rates and a discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The estimated weighted-average useful life as of the acquisition date was 7.4 years for definite-lived intangible assets.
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

In 2023, the Company recognized the financial impact of purchase accounting items and additional acquisition-related costs, including recognition in gross profit of the fair value adjustment to acquired inventories as it is sold, recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments, as well as amortization of acquired intangible assets. In 2023, the Company recognized total related costs of $75 million, including $41 million in General, Administrative and Store Operating Expenses, $29 million in Costs of Goods Sold, Buying and Occupancy and $5 million in Interest Expense. See Note 12, “Fair Value of Financial Instruments” for further information on the contingent consideration. The deferred consideration liability for the future fixed payment is included within Accrued Expenses and Other in the February 3, 2024 Consolidated Balance Sheet and Other Long-term Liabilities in the January 28, 2023 Consolidated Balance Sheet and was $76 million as of February 3, 2024 and $71 million as of January 28, 2023.
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
Net Transfers from (to) Former Parent
The following table presents the components of Net Transfers from (to) Former Parent prior to the Separation in the 2021 Consolidated and Combined Statement of Equity:

2021
(in millions)
Cash Pooling and General Financing Activities, Net	$(172)
Long-lived Assets (a)	16
Corporate Expense Allocations	49
Share-based Compensation Expense	15
Assumed Income Tax Payments	15
Cash Payment to Former Parent	(976)
Total Net Transfers to Former Parent	$(1,053)
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

Under the terms of the transition services agreements, as amended, the Company has provided its Former Parent certain services or functions, including information technology, certain logistics functions and customer marketing services. The primary services that the Company still provides to its Former Parent relate to information technology services. Additionally, the Former Parent has provided to the Company various services or functions, including human resources, payroll, information technology and certain logistics functions. The primary services that the Former Parent still provides to the Company relate to information technology services. The Company anticipates that both transition services agreements will terminate during fiscal 2024. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services. Consideration for transition services provided to the Former Parent are recorded within the Consolidated and Combined Statements of Income based on the nature of the services and as an offset to expenses incurred to provide the services.
The following table summarizes the recognized consideration and costs pursuant to the transition services agreements for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Consideration Received	$29	$72	$55
Costs Recognized	43	74	42
Under the terms of the Domestic Transportation Services Agreement, the Former Parent will provide transportation services to the Company for certain beauty and apparel merchandise in the U.S. and Canada until September 2026. Costs for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Costs for transition services are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated and Combined Statements of Income.
The following table summarizes the recognized costs pursuant to the Domestic Transportation Services Agreement for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Costs Recognized	$78	$91	$46
4. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $103 million as of February 3, 2024 and $101 million as of January 28, 2023. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $310 million as of February 3, 2024 and $309 million as of January 28, 2023. The Company recognized $134 million as revenue in 2023 from amounts recorded as deferred revenue at the beginning of the period. As of February 3, 2024, the Company recorded deferred revenues of $295 million within Accrued Expenses and Other, and $15 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Stores — North America (a)	$3,480	$3,909	$4,194
Direct (a)	2,015	1,843	2,114
International (b)	687	592	477
Total Net Sales	$6,182	$6,344	$6,785
_______________
(a)Results in 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The Company has a Victoria's Secret and PINK multi-tender loyalty program along with a co-branded credit card and a U.S. private label credit card through which customers can earn points on purchases of Victoria's Secret and PINK product and through the co-branded credit card can earn points on purchases outside of the Company. A third-party financing company is the sole owner of the credit card accounts and underwrites the credit issued under the credit card programs. Revenue earned in connection with the Company's credit card arrangements with the third-party is primarily recognized based on credit card sales and usage.
The Company recognized Net Sales of $95 million, $123 million and $132 million for 2023, 2022 and 2021, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $910 million, $830 million and $736 million for 2023, 2022 and 2021, respectively.
5. Earnings Per Share
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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Common Shares	78	82	88
Treasury Shares	—	—	—
Basic Shares	78	82	88
Effect of Dilutive Awards	1	2	2
Diluted Shares	79	84	90
Anti-dilutive Awards (a)	2	1	—
 ________________
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
During the second quarter and fourth quarter of 2022, the Company implemented restructuring actions to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $35 million, of which $21 million are included in General, Administrative and Store Operating Expenses and $14 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2022 Consolidated Statement of Income.
The Company made payments of $16 million and $18 million related to severance and related costs associated with these restructuring actions during 2023 and 2022, respectively. Liabilities, after accrual adjustments, related to the restructuring actions of $5 million are included in the February 3, 2024 Consolidated Balance Sheet.

Victoria's Secret China
In April 2022, the Company entered into a joint venture agreement with Regina Miracle, a company listed on the Hong Kong Stock Exchange, to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, the Company owns 51% of the joint venture and Regina Miracle owns the remaining 49%. The Company received $45 million in cash from Regina Miracle during the first quarter of 2022 as consideration for its investment in the joint venture. In connection with the execution of the agreement, the Company and Regina Miracle each contributed $10 million in cash to the joint venture. The cash received from Regina Miracle is reflected within Cash Received from Noncontrolling Interest Partner in the 2022 Consolidated and Combined Statement of Cash Flows.
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
7. Inventories
The following table provides details of Inventories as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Finished Goods Merchandise	$929	$997
Raw Materials and Merchandise Components	56	55
Total Inventories	$985	$1,052
The above amounts are net of valuation adjustments for inventory where the cost exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory and net of loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory.
8. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Land and Improvements	$28	$28
Buildings and Improvements	218	219
Furniture, Fixtures, Software and Equipment	2,308	2,394
Leasehold Improvements	1,036	1,018
Construction in Progress	26	57
Total	3,616	3,716
Accumulated Depreciation and Amortization	(2,773)	(2,870)
Property and Equipment, Net	$843	$846
Depreciation expense was $259 million in 2023, $274 million in 2022 and $303 million in 2021.
9. Leases
The following table provides the components of lease cost for operating leases for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Operating Lease Costs	$393	$385	$399
Variable Lease Costs	92	76	63
Short-term Lease Costs	14	13	6
Total Lease Cost	$499	$474	$468
In 2021, the Company recognized a reduction of $31 million to occupancy expenses as a result of COVID-19-related landlord concessions.

The following table provides future maturities of operating lease liabilities as of February 3, 2024:

Fiscal Year	(in millions)
2024	$359
2025	338
2026	273
2027	214
2028	177
Thereafter	641
Total Lease Payments	$2,002
Less: Interest	(423)
Present Value of Operating Lease Liabilities	$1,579
As of February 3, 2024, the Company had additional operating lease commitments that have not yet commenced of approximately $120 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Weighted-Average Remaining Lease Term (years)	7.0	6.6
Weighted-Average Discount Rate	6.6%	6.1%
The Company paid $406 million in 2023, $423 million in 2022 and $497 million in 2021 for operating lease liabilities recorded on the Consolidated Balance Sheets. These payments are included within the Operating Activities section of the Consolidated and Combined Statement of Cash Flows.
In 2023, 2022 and 2021, the Company obtained $392 million, $160 million and $120 million, respectively, of additional lease assets as a result of new operating lease obligations.
Asset Retirement Obligations
The Company has asset retirement obligations related to certain Company-operated international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company's liabilities for asset retirement obligations totaled $8 million as of February 3, 2024 and $12 million as of January 28, 2023. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
10. Intangible Assets
Goodwill
The Company's goodwill was established as a result of the acquisition of Adore Me on December 30, 2022. For additional information, see Note 2, “Acquisition.” Prior to the acquisition of Adore Me, the Company did not have any goodwill.
The Company elected to perform its annual goodwill impairment assessment in the fourth quarter of 2023 using the quantitative approach, based on a weighted average of the market and income approaches. The market approach is based on earnings multiples of selected guideline public companies, while the income approach is based on estimated discounted future cash flows. The Company compared the total fair values of its reporting units to the Company's market capitalization to determine if the fair values are reasonable compared to external market indicators. The Company believes the use of significant assumptions within the valuation models are reasonable estimates of likely future events. The estimated fair value of each reporting unit was in excess of each of its respective carrying value, which resulted in a conclusion that no impairment existed as of February 3, 2024. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

The following table shows the change in the carrying value of Goodwill:

(in millions)
Balance as of January 28, 2023	$365
Adjustments (a)	2
Balance as of February 3, 2024	$367
 ________________
(a)Includes measurement period adjustments related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition.”
Trade Name - Indefinite-Lived
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of February 3, 2024 and January 28, 2023.
As of the end of 2023 and 2022, the Company performed its annual impairment assessment of the Victoria's Secret trade name. To estimate the fair value of the trade name, the Company used the relief from royalty method under the income approach. The assessments concluded that the fair value of the trade name was in excess of its carrying value.
Definite-Lived Intangible Assets
The Company's definite-lived intangible assets were established as a result of the acquisition of Adore Me. Prior to the acquisition of Adore Me on December 30, 2022, the Company did not have any definite-lived intangible assets.
The following table provides details of the gross carrying amount and accumulated amortization of the Company's definite-lived intangible assets as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Gross Definite-Lived Intangible Assets
Customer Relationships	$81	$81
Developed Technology	56	56
Adore Me Trade Name	43	43
Total Gross Definite-Lived Intangible Assets	$180	$180

Accumulated Amortization
Customer Relationships	$(12)	$—
Developed Technology	(9)	—
Adore Me Trade Name	(4)	—
Total Accumulated Amortization	(25)	—
Total Definite-Lived Intangible Assets	$155	$180
Amortization expense for intangible assets was $25 million for 2023. Due to the timing of the acquisition date and the Company consolidating Adore Me's financial information on an approximate one-month reporting lag, there was no amortization expense recorded related to these definite-lived intangible assets prior to 2023.
Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. No impairment has been recorded for these definite-lived intangible assets.
The estimated future annual amortization expense is $25 million for each of the next five fiscal years for definite-lived intangible assets recorded as of February 3, 2024.

11. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$239	$238
Compensation, Payroll Taxes and Benefits	135	105
Fixed Payment Related to Adore Me Acquisition	76	—
Contingent Consideration Related to Adore Me Acquisition	74	30
Deferred Revenue on Loyalty and Credit Card Programs	45	40
Taxes, Other than Income	43	40
Accrued Marketing	39	37
Returns Reserve	16	22
Accrued Freight and Other Logistics	12	16
Deferred Revenue on Direct Shipments Not Yet Delivered	11	13
Accrued Claims on Self-insured Activities	11	8
Accrued Interest	9	7
Rent	6	63
Other	94	118
Total Accrued Expenses and Other	$810	$737
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
The following table provides the components of the Company’s Provision for Income Taxes for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Current:
U.S. Federal	$19	$67	$129
U.S. State	10	22	44
Non-U.S.	18	18	23
Total	47	107	196
Deferred:
U.S. Federal	(14)	(20)	6
U.S. State	(2)	(4)	(4)
Non-U.S.	—	(4)	(1)
Total	(16)	(28)	1
Provision for Income Taxes	$31	$79	$197
The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $112 million, $92 million and $92 million for 2023, 2022 and 2021, respectively.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2023, 2022 and 2021:

	2023	2022	2021
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	3.1%	3.9%	4.3%
Foreign Rate Differential	(9.1%)	(3.4%)	(1.8%)
Impact of Non-U.S. Operations	1.4%	1.8%	0.9%
Share-based Compensation	1.1%	(4.6%)	(1.2%)
Uncertain Tax Positions	0.7%	0.2%	(0.2%)
Change in Valuation Allowance	(0.9%)	(0.1%)	—%
U.S. Permanent Items	1.7%	0.3%	0.1%
Adore Me Contingent Compensation	3.3%	—%	—%
Restructuring of Foreign Investments	—%	—%	0.2%
Other Items, Net	(0.9%)	(0.1%)	—%
Effective Tax Rate	21.4%	19.0%	23.3%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 3, 2024 and January 28, 2023. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 3, 2024			January 28, 2023
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$130	$—	$130	$133	$—	$133
Leases	359	(319)	40	354	(309)	45
Deferred Revenue	51	—	51	43	—	43
Accrued Expenses	35	—	35	39	—	39
Share-based Compensation	12	—	12	12	—	12
Trade Name and Other Intangibles	—	(97)	(97)	—	(100)	(100)
Property and Equipment	—	(57)	(57)	—	(58)	(58)
Other	26	(11)	15	15	(11)	4
Valuation Allowance	(146)	—	(146)	(153)	—	(153)
Total Deferred Income Taxes	$467	$(484)	$(17)	$443	$(478)	$(35)
As of February 3, 2024, the Company had loss carryforwards of $130 million, of which $34 million has an indefinite carryforward. The remainder of the non-U.S. carryforwards, if unused, will expire at various dates from 2024 through 2040. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $74 million for 2023, $161 million for 2022 and $56 million for 2021.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2023, 2022 and 2021, without interest and penalties:

	2023	2022	2021
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$31	$10	$126
Decreases to Unrecognized Tax Benefits Transferred to Former Parent	—	—	(126)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	9	10	10
Increases to Unrecognized Tax Benefits for Prior Years, Including Acquisitions	13	11	—
Decreases to Unrecognized Tax Benefits for Prior Years	(15)	—	—
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$38	$31	$10
Of the total gross unrecognized tax benefits, approximately $35 million, $20 million and $9 million at February 3, 2024, January 28, 2023, and January 29, 2022, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $27 million could change in the next 12 months due to audit settlement, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $2 million in 2023, $1 million in 2022, and did not recognize expense in 2021. The Company has accrued approximately $3 million for the payment of interest and penalties as of February 3, 2024, and $1 million as of January 28, 2023. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files income tax returns with the U.S. and various state, local, and non-U.S. jurisdictions. The Company participates in the Compliance Assurance Process (“CAP”) of the Internal Revenue Service. As part of CAP, tax years are examined on a contemporaneous basis. The Company is no longer subject to U.S. federal examination for years prior to fiscal year 2020. The Company is currently under examination, or may be subject to examination, by various state, local, and non-U.S. tax jurisdictions for fiscal year 2015 through 2022. The Company is no longer subject to state and local examinations for years prior to fiscal year 2017 or examinations in any material non-U.S. jurisdictions for years prior to fiscal year 2015. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.
On December 30, 2022, the Company acquired Adore Me. Pursuant to the Merger Agreement, the Company is responsible for all U.S. federal, state, local and non-U.S. income taxes for any taxable period, or portion of such period, ending on or before the date of acquisition. Approximately $22 million, including measurement period adjustments, in gross unrecognized tax benefits were established through acquisition accounting attributable to this acquisition.
On August 2, 2021, the Company and the Former Parent entered into a Tax Matters Agreement. Under the agreement, the Former Parent is responsible for all U.S. federal, state, local and non-U.S. income taxes of the Company for any taxable period, or portion of such period, ending on or before the Separation. Accordingly, the net liabilities associated with uncertain tax positions that were presented in the financial statements in prior periods on a carve-out basis were not transferred to the Company as part of the Separation.

13. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$391 million Term Loan due August 2028 (“Term Loan Facility”)	$385	$387
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	145	295
Total Senior Secured Debt with Subsidiary Guarantee	530	682
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	593
Total Senior Debt with Subsidiary Guarantee	594	593
Total	1,124	1,275
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,120	$1,271
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2024	$4
2025	4
2026	149
2027	4
2028	375
Thereafter	$600
Cash paid for interest was $87 million, $52 million and $18 million in 2023, 2022 and 2021, respectively.
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
Credit Facilities
In September 2023, the Company entered into a delayed draw term loan agreement, secured by certain real estate assets owned by the Company, to increase available liquidity in consideration of potential seasonal working capital needs. The delayed draw term loan had a maximum borrowing capacity of $75 million. The Company did not draw any amounts under this term loan and the agreement terminated in December 2023. During 2023, fees incurred in relation to this delayed draw term loan agreement were $1 million and were amortized over the life of the agreement.
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments of $4 million, $4 million and $1 million for the Term Loan Facility during 2023, 2022 and 2021, respectively.

In May 2023, the Company amended its Term Loan Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of February 3, 2024, the interest rate on loans under the Term Loan Facility was 8.89%.
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
The Company borrowed $465 million and $295 million from the ABL Facility during 2023 and 2022, respectively, and made payments of $615 million under the ABL Facility during 2023. As of February 3, 2024, there were borrowings of $145 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.46%. The Company had $19 million of outstanding letters of credit as of February 3, 2024 that further reduced its availability under the ABL Facility. As of February 3, 2024, the Company's remaining availability under the ABL Facility was $423 million.
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
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of February 3, 2024, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
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

The following table provides a summary of the principal value and estimated fair value of outstanding debt as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Principal Value	$991	$995
Fair Value, Estimated (a)	897	894
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of February 3, 2024 based on the terms of the borrowings under the ABL Facility.
Recurring Fair Value Measurements
The following table provides a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of February 3, 2024 and January 28, 2023 (in millions):

Balance Sheet Location	February 3, 2024	Level 1	Level 2	Level 3
Accrued Expenses and Other	$74	$—	$—	$74
Other Long-term Liabilities	18	—	—	18

Balance Sheet Location	January 28, 2023	Level 1	Level 2	Level 3
Accrued Expenses and Other	$30	$—	$—	$30
Other Long-term Liabilities	70	—	—	70
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses on the Consolidated and Combined Statements of Income. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
15. Comprehensive Income (Loss)
Comprehensive Income (Loss) includes gains and losses on foreign currency translation and derivative instruments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and Consolidated and Combined Statements of Equity.
The following table provides the rollforward of accumulated other comprehensive income for 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of February 3, 2024	$—	$—

The following table provides the rollforward of accumulated other comprehensive income for 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Loss Before Reclassifications	(7)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Loss	(4)	(4)
Balance as of January 28, 2023	$1	$1
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

17. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $42 million for 2023, $43 million for 2022 and $43 million for 2021.
18. Shareholders’ Equity
Common Stock Share Repurchases & Treasury Stock Retirements
March 2024 Share Repurchase Program
In March 2024, subsequent to the end of fiscal year 2023, the Company's Board of Directors approved the March 2024 Share Repurchase Program, authorizing the repurchase of up to $250 million of the Company's common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term, eligible to begin immediately and will continue until exhausted.
January 2023 Share Repurchase Program
In January 2023, the Company's Board of Directors approved the January 2023 Share Repurchase Program, authorizing the repurchase of up to $250 million of the Company's common stock. The authorization, which expired at the end of 2023, was utilized in 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.
In February 2023, as part of the January 2023 Share Repurchase Program, the Company entered into the ASR Agreement with Goldman Sachs to repurchase $125 million of the Company's common stock. In February 2023, the Company made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of the Company's common stock. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022.
In May 2023, upon final settlement of the ASR Agreement, the Company received an additional 1.3 million shares of the Company's common stock from Goldman Sachs. The final number of shares received was based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement.
The Company repurchased the following shares of its common stock under the January 2023 Share Repurchase Program during 2023:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
January 2023 Share Repurchase Program	$250	3,652	$125	$34.22
Shares repurchased under the January 2023 Share Repurchase Program were retired upon repurchase. As a result, the Company retired the 3.7 million shares repurchased in connection with the settlement of the ASR Agreement during 2023. The retirement resulted in a reduction of $126 million in Treasury Stock, less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $117 million in Retained Earnings during 2023.
March 2022 Share Repurchase Program
In March 2022, the Company's Board of Directors approved the March 2022 Share Repurchase Program, providing for the repurchase of up to $250 million of the Company's common stock. The $250 million authorization was utilized in 2022 to repurchase shares in the open market.
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
December 2021 ASR Agreement
In December 2021, the Company entered into a December 2021 ASR Agreement with Goldman Sachs to repurchase $250 million of the Company's common stock. In December 2021, the Company made an initial payment of $250 million to Goldman Sachs and received an initial delivery of 4.1 million shares of the Company's common stock. The $250 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $200 million increase in Treasury Stock, which reflects the value of the initial 4.1 million shares received upon initial settlement, and a $50 million decrease in Paid-in Capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement of the December 2021 ASR Agreement. During 2021, the Company retired the 4.1 million shares repurchased under the December 2021 ASR Agreement. The retirement resulted in a reduction of $200 million in Treasury Stock, less than $1 million in the par value of Common Stock, $8 million in Paid-in Capital and $192 million in Retained Earnings.
In February 2022, upon final settlement of the December 2021 ASR Agreement, the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs. The final number of shares received under the December 2021 ASR Agreement was based on the daily average of the volume-weighted average share price of the Company's common stock over the term of the December 2021 ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the December 2021 ASR Agreement. In connection with the settlement of the December 2021 ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In 2022, the Company retired the additional 0.3 million shares repurchased in connection with the settlement of the December 2021 ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
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
Under the Company’s 2021 Plan, 11 million options, restricted shares and unrestricted shares have been authorized to be granted to employees and directors, in addition to the converted awards from the Separation. There were 6 million options and shares available for grant as of February 3, 2024.
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

The following table provides share-based compensation expense included in the Consolidated and Combined Statements of Income for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$17	$18	$12
General, Administrative and Store Operating Expenses	39	30	21
Total Share-based Compensation Expense	$56	$48	$33
The tax benefit associated with recognized share-based compensation expense was $9 million for 2023, $9 million for 2022 and $6 million for 2021.
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
During 2023 and 2022, the Company granted performance share unit awards that include a specified market condition which can adjust the number of shares that vest under the award. The market condition compares the Company's total shareholder return to that of a designated peer group over the performance period. The performance share unit awards were valued using a Monte Carlo simulation model, which requires certain assumptions, including a risk-free interest rate of 4.0% and 2.1% for 2023 and 2022, respectively, and an expected volatility of 47.1% and 46.3% for 2023 and 2022, respectively. The risk-free interest rate assumption is based on U.S. treasury constant maturity yields on the grant date with a term corresponding to the length of the remaining performance period. Due to the Company's limited trading history, the expected volatility assumption is based on the average historical volatility of the designated peer group. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends since the Separation.
As discussed above, restricted stock awards granted to Company employees under the Former Parent's Plan prior to the Separation were converted to shares of the Company's common stock in connection with the Separation. The Converted Awards have the same terms and conditions as the original awards, including the original vesting periods.
The following table provides the Company’s restricted stock activity for the fiscal year ended February 3, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested as of January 28, 2023	3,266	$39.98
Granted	2,837	28.60
Vested	(1,261)	35.22
Cancelled	(479)	38.42
Unvested as of February 3, 2024	4,363	$34.25
The weighted-average estimated fair value of restricted stock awards granted was $28.60 per share for 2023, $47.63 per share for 2022 and $56.63 per share for 2021 after the Separation.
The Company’s total intrinsic value of restricted stock awards that vested was $35 million for 2023, $118 million for 2022 and $11 million for 2021 after the Separation. The Company’s total fair value at grant date of restricted stock awards that vested was $44 million for 2023, $36 million for 2022 and $3 million for 2021 after the Separation. The tax benefit realized from tax deductions associated with restricted stock awards that vested was $7 million for 2023, $27 million for 2022 and $2 million for 2021 after the Separation.
As of February 3, 2024, there was $49 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
In connection with the Separation, stock options granted to Company employees under the Former Parent's Plan were converted to awards representing approximately 1.7 million shares of the Company's common stock. No stock options have been granted by the Company subsequent to the Separation.

Stock options granted under the Former Parent's Plan have a maximum term of 10 years and generally vest ratably over three to five years. The fair value of stock options was determined using the Black-Scholes option-pricing model. Stock options were granted with an exercise price equal to the fair market value of the stock on the date of grant. The determination of the fair value of the options was affected by the Former Parent's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The Company's stock option activity, including stock options granted, exercised or cancelled, for Company employees for the fiscal year ended February 3, 2024 was not significant.
As of February 3, 2024, the total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options was not significant. As of February 3, 2024, there were 1.0 million outstanding stock options, the majority of which were fully vested, with a total intrinsic value of $2 million.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 3, 2024 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 3, 2024 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. We are continuing to integrate Adore Me into our internal control over financial reporting. Other than the changes with regard to the integration of Adore Me, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors and corporate governance is set forth under the captions “Proposal One: Election of Directors,” “Corporate Governance—Role of the Board,” “—Board Composition,” “—Board Policies and Practices,” “—Board Committees,” “—Corporate Governance Policies and Practices,” and “Beneficial Ownership of Shares” in the Proxy Statement for our 2024 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Beneficial Ownership of Shares—Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information regarding the security ownership of certain beneficial owners and management is set forth under the captions “Beneficial Ownership of Shares” and “Proposal Four: Amendment to VS 2021 Stock Plan” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information regarding certain relationships and related transactions is set forth under the captions “Related Party Transactions” and “Corporate Governance—Board Composition—Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information regarding principal accountant fees and services is set forth under the captions “Proposal Five: Ratification of Appointment of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

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

The following consolidated and combined financial statements of Victoria's Secret & Co. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements

Consolidated and Combined Statements of Income for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated and Combined Statements of Comprehensive Income for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023

Consolidated and Combined Statements of Equity for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated and Combined Statements of Cash Flows for the Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

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

		3.	Articles of Incorporation and Bylaws.

		3.1	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2021).

		3.2	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 17, 2023).

		4.	Instruments Defining the Rights of Security Holders.

		4.1	Description of the Registrant's Securities.

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

10.5**
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

10.8**	Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed on July 19, 2021).

10.9**	Victoria’s Secret & Co. Associate Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on July 19, 2021).

10.10
L Brands to VS Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2021).

10.11
VS to L Brands Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2021).

10.12	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2021).

10.13	Employee Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on August 3, 2021).

10.14
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on August 3, 2021).

10.15
First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.16
Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.17**	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.18	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

10.19
Amendment No. 1 to L Brands to VS Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on September 8, 2022).

10.20
Amendment No. 1 to VS to L Brands Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated July 20, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on September 8, 2022).

10.21^
Amendment No. 2 to L Brands to VS Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated January 23, 2023 (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on March 17, 2023).

10.22^
Amendment No. 2 to VS to L Brands Transition Services Agreement between Bath and Body Works, Inc. and Victoria’s Secret & Co., dated January 23, 2023 (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed on March 17, 2023).

10.23**
Executive Severance Agreement by and between VS Service Company, LLC and Christine Rupp, dated as of June 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 2, 2023).

10.24^
Amendment No. 1 to First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated May 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on September 1, 2023).

10.25
Amendment No. 1 to Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated May 8, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on September 1, 2023).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Powers of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 22, 2024

VICTORIA'S SECRET & CO. (Registrant)

By:	/s/ Timothy Johnson
Timothy Johnson Chief Financial and Administrative Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2024:

Signature	Title

/s/ Martin Waters	Director and Chief Executive Officer
Martin Waters	(Principal Executive Officer)

/s/ Timothy Johnson	Chief Financial and Administrative Officer
Timothy Johnson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donna James*	Chair of the Board of Directors
Donna James

/s/ Irene Chang Britt*	Director
Irene Chang Britt

/s/ Jacqueline Hernández*	Director
Jacqueline Hernández

/s/ Lauren Peters*	Director
Lauren Peters

/s/ Sarah Davis*	Director
Sarah Davis

/s/ Anne Sheehan*	Director
Anne Sheehan

/s/ Mariam Naficy*	Director
Mariam Naficy

/s/ Rod Little*	Director
Rod Little

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Timothy Johnson
Timothy Johnson Attorney-in-fact