Form 10-Q
period 2024-05-04
Victoria's Secret & Co.
filed 2024-06-07
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2024, the number of outstanding shares of the Registrant’s common stock was 78,299,234 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2024” and “first quarter of 2023” refer to the thirteen-week periods ended May 4, 2024 and April 29, 2023, respectively, and “fiscal year 2024” and “fiscal year 2023” refer to the fifty-two-week period ending February 1, 2025 and the fifty-three-week period ended February 3, 2024, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2024	2023
Net Sales	$1,359	$1,407
Costs of Goods Sold, Buying and Occupancy	(858)	(905)
Gross Profit	501	502
General, Administrative and Store Operating Expenses	(475)	(474)
Operating Income	26	28
Interest Expense	(22)	(22)
Other Income	1	—
Income Before Income Taxes	5	6
Provision for Income Taxes	8	2
Net Income (Loss)	(3)	4
Less: Net Income Attributable to Noncontrolling Interest	1	3
Net Income (Loss) Attributable to Victoria's Secret & Co.	$(4)	$1
Net Income (Loss) Per Basic Share Attributable to Victoria's Secret & Co.	$(0.05)	$0.01
Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.05)	$0.01

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	First Quarter
	2024	2023
Net Income (Loss)	$(3)	$4
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	(1)
Total Other Comprehensive Loss, Net of Tax	—	(1)
Total Comprehensive Income (Loss)	(3)	3
Less: Net Income Attributable to Noncontrolling Interest	1	3
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	—	1
Comprehensive Loss Attributable to Victoria's Secret & Co.	$(4)	$(1)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 4, 2024	February 3, 2024	April 29, 2023
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$105	$270	$132
Accounts Receivable, Net	152	152	126
Inventories	987	985	1,041
Other	149	126	136
Total Current Assets	1,393	1,533	1,435
Property and Equipment, Net	805	843	834
Operating Lease Assets	1,316	1,351	1,245
Goodwill	367	367	368
Trade Names	283	284	288
Other Intangible Assets, Net	111	116	132
Deferred Income Taxes	20	20	16
Other Assets	89	86	87
Total Assets	$4,384	$4,600	$4,405
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$412	$513	$388
Accrued Expenses and Other	755	810	649
Current Debt	4	4	4
Current Operating Lease Liabilities	246	267	298
Income Taxes	18	20	30
Total Current Liabilities	1,435	1,614	1,369
Deferred Income Taxes	42	37	62
Long-term Debt	1,119	1,120	1,271
Long-term Operating Lease Liabilities	1,285	1,312	1,219
Other Long-term Liabilities	58	79	197
Total Liabilities	3,939	4,162	4,118
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 78, 78, and 78 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	248	238	173
Accumulated Other Comprehensive Income (Loss)	—	—	(1)
Retained Earnings	174	178	92
Total Victoria's Secret & Co. Shareholders' Equity	423	417	265
Noncontrolling Interest	22	21	22
Total Equity	445	438	287
Total Liabilities and Equity	$4,384	$4,600	$4,405

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

First Quarter 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income (Loss)	—	—	—	—	(4)	—	(4)	1	(3)
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income (Loss)	—	—	—	—	(4)	—	(4)	1	(3)
Share-based Compensation Expense	—	—	16	—	—	—	16	—	16
Tax Payments related to Share-based Awards	(1)	—	(7)	—	—	—	(7)	—	(7)
Other	1	—	1	—	—	—	1	—	1
Balance, May 4, 2024	78	$1	$248	$—	$174	$—	$423	$22	$445

First Quarter 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income	—	—	—	—	1	—	1	3	4
Other Comprehensive Income (Loss)	—	—	—	(2)	—	—	(2)	1	(1)
Total Comprehensive Income (Loss)	—	—	—	(2)	1	—	(1)	4	3
Repurchases of Common Stock	(2)	—	(25)	—	—	(101)	(126)	—	(126)
Treasury Share Retirements	—	—	(6)	—	(95)	101	—	—	—
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	(1)	—	(9)	—	—	—	(9)	—	(9)
Other	1	—	4	—	—	—	4	—	4
Balance, April 29, 2023	78	$1	$173	$(1)	$92	$—	$265	$22	$287

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2024	2023
Operating Activities:
Net Income (Loss)	$(3)	$4
Adjustments to Reconcile Net Income (Loss) to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	65	73
Share-based Compensation Expense	16	14
Deferred Income Taxes	5	10
Amortization of Fair Value Adjustment to Acquired Inventories	—	9
Changes in Assets and Liabilities:
Accounts Receivable	—	14
Inventories	(2)	2
Accounts Payable, Accrued Expenses and Other	(174)	(180)
Income Taxes	(3)	(18)
Other Assets and Liabilities	(20)	(36)
Net Cash Used for Operating Activities	(116)	(108)
Investing Activities:
Capital Expenditures	(39)	(55)
Net Cash Used for Investing Activities	(39)	(55)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	90	15
Repayments of Borrowings from Asset-based Revolving Credit Facility	(90)	(15)
Payments for Contingent Consideration related to Adore Me Acquisition	(16)	—
Tax Payments related to Share-based Awards	(7)	(9)
Payments of Long-term Debt	(1)	(1)
Repurchases of Common Stock	—	(125)
Proceeds from Stock Option Exercises	—	3
Other Financing Activities	14	—
Net Cash Used for Financing Activities	(10)	(132)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—
Net Decrease in Cash and Cash Equivalents	(165)	(295)
Cash and Cash Equivalents, Beginning of Period	270	427
Cash and Cash Equivalents, End of Period	$105	$132

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 910 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com, and other digital channels worldwide. Additionally, the Company has more than 470 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and digital channels.
In the first quarter of 2023, the Company implemented restructuring actions to continue to reorganize and improve its organizational structure. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2024” and “first quarter of 2023” refer to the thirteen-week periods ended May 4, 2024 and April 29, 2023, respectively, and “fiscal year 2024” and “fiscal year 2023” refer to the fifty-two-week period ending February 1, 2025 and the fifty-three-week period ended February 3, 2024, respectively.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 4, 2024 and April 29, 2023 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2024.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week period ended May 4, 2024 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending February 1, 2025.
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
The carrying values of equity method investments were $60 million as of May 4, 2024, $60 million as of February 3, 2024 and $58 million as of April 29, 2023. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income (Loss). Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of May 4, 2024, the Company's investment portfolio is primarily comprised of bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $117 million as of May 4, 2024, $183 million as of February 3, 2024 and $155 million as of April 29, 2023.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2024 that had a material impact on the Company’s results of operations, financial position or cash flows.
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

2. Acquisition
On December 30, 2022, the Company completed its acquisition of 100% of the equity interests of AdoreMe, Inc. (“Adore Me”). Under the terms of the definitive agreement setting forth the terms and conditions of the acquisition (the “Merger Agreement”), the Company made an upfront cash payment of $391 million at closing and agreed to pay further cash consideration in an aggregate amount of at least $80 million, consisting of a fixed payment to be made on or prior to January 15, 2025, and up to $300 million based on the performance of Adore Me and achievement of specified strategic objectives and certain EBITDA and net revenue goals within the two-year period following closing of the transaction. Under the terms of the Merger Agreement, up to $60 million of the further cash consideration is subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”). These Contingent Compensation Payments are not included as consideration when applying the acquisition method of accounting and are recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income (Loss) if and when earned in future periods.
During the first quarter of 2024, the Company made payments of $20 million for the achievement of a specified strategic objective under the terms of the Merger Agreement, including $16 million for contingent consideration classified as financing cash outflows and $4 million of Contingent Compensation Payments classified as operating cash outflows in the Consolidated Statement of Cash Flows.
In both the first quarter of 2024 and 2023, the Company recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in the first quarter of 2023, the Company recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in the first quarter of 2023.
The following table provides a summary by line item in the Consolidated Statements of Income (Loss) of the financial impact of purchase accounting items and additional acquisition-related costs for the first quarter of 2024 and 2023:

	First Quarter
	2024	2023
Income Statement Line Item	(in millions)
Costs of Goods Sold, Buying and Occupancy	$—	$9
General, Administrative and Store Operating Expenses	13	7
Interest Expense	1	1
The deferred consideration liability for the future fixed payment was $77 million and $76 million as of May 4, 2024 and February 3, 2024, respectively, and is included within Accrued Expenses and Other in the Consolidated Balance Sheets. As of April 29, 2023, the deferred consideration liability for the future fixed payment was $72 million and is included within Other Long-term Liabilities in the Consolidated Balance Sheet. See Note 11, “Fair Value of Financial Instruments” for further information regarding the liability recognized at fair value for the contingent consideration.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $113 million as of May 4, 2024, $103 million as of February 3, 2024 and $99 million as of April 29, 2023. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $298 million as of May 4, 2024, $310 million as of February 3, 2024 and $284 million as of April 29, 2023. The Company recognized $64 million as revenue in the first quarter of 2024 from amounts recorded as deferred revenue at the beginning of the year. As of May 4, 2024, the Company recorded deferred revenue of $284 million within Accrued Expenses and Other, and $14 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the first quarter of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
Stores – North America	$729	$786
Direct	449	464
International (a)	181	157
Total Net Sales	$1,359	$1,407
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
The Company recognized Net Sales of $17 million and $23 million in the first quarter of 2024 and 2023, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $221 million and $200 million for the first quarter of 2024 and 2023, respectively.
4. Restructuring Activities
Organizational Restructuring
In the first quarter of 2023, the Company implemented restructuring actions to continue to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2023 Consolidated Statement of Income.
The Company made payments of $2 million and $5 million related to severance and related costs associated with these restructuring actions during the first quarter of 2024 and the first quarter of 2023, respectively. Liabilities, after accrual adjustments, related to the restructuring actions of $3 million are included in the May 4, 2024 Consolidated Balance Sheet.
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

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the first quarter of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
Common Shares	78	78
Treasury Shares	—	—
Basic Shares	78	78
Effect of Dilutive Awards (a)(b)	—	2
Diluted Shares	78	80
Anti-dilutive Awards (a)	6	1
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)For the first quarter of 2024, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company's net loss for the period.
Shareholders' Equity
Common Stock Share Repurchases & Treasury Stock Retirements
March 2024 Share Repurchase Program
In March 2024, the Company's Board of Directors approved a share repurchase program (“March 2024 Share Repurchase Program”), authorizing the repurchase of up to $250 million of the Company's common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
The Company did not repurchase any shares of its common stock under the March 2024 Share Repurchase Program during the first quarter of 2024. As of May 4, 2024, the Company was authorized to repurchase up to $250 million of the Company's common stock under the March 2024 Share Repurchase Program.
January 2023 Share Repurchase Program
In January 2023, the Company's Board of Directors approved a share repurchase program (“January 2023 Share Repurchase Program”), authorizing the repurchase of up to $250 million of the Company's common stock. The authorization, which expired at the end of fiscal year 2023, was utilized in fiscal year 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.
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
As of April 29, 2023, the $125 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $100 million increase in Treasury Stock, which reflected the value of the initial 2.4 million shares received upon initial settlement, and a $25 million decrease in Paid-in Capital, which reflected the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement. The $25 million recorded in Paid-in Capital as of April 29, 2023 was reclassified to Treasury Stock in the second quarter of 2023 in connection with the final settlement of the ASR Agreement. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflected the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022.
Shares repurchased under the January 2023 Share Repurchase Program were retired upon repurchase. As a result, the Company retired the 2.4 million shares repurchased in connection with the settlement of the ASR Agreement during the first quarter of 2023. The retirement resulted in a reduction of $101 million in Treasury Stock, less than $1 million in the par value of Common Stock, $6 million in Paid-in Capital and $95 million in Retained Earnings during the first quarter of 2023.

6. Inventories
The following table provides details of Inventories as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Finished Goods Merchandise	$937	$929	$983
Raw Materials and Merchandise Components	50	56	58
Total Inventories	$987	$985	$1,041
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Property and Equipment, at Cost	$3,564	$3,616	$3,676
Accumulated Depreciation and Amortization	(2,759)	(2,773)	(2,842)
Property and Equipment, Net	$805	$843	$834
Depreciation expense was $59 million and $67 million for the first quarter of 2024 and 2023, respectively. Amortization expense for intangible assets was $6 million for the first quarter of 2024 and 2023, respectively.
In the first quarter of 2024, the Company classified certain non-store corporate-related assets that are expected to be sold within the next twelve months as held for sale within Other Current Assets on the Consolidated Balance Sheet. As of May 4, 2024, the carrying value of these assets held for sale was $18 million.
8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$226	$239	$221
Compensation, Payroll Taxes and Benefits	97	135	95
Contingent Consideration Related to Adore Me Acquisition	78	74	31
Future Fixed Payment Related to Adore Me Acquisition	77	76	—
Deferred Revenue on Loyalty and Credit Card Programs	43	45	34
Taxes, Other than Income	39	43	39
Accrued Marketing	24	39	42
Accrued Interest	16	9	14
Returns Reserve	15	16	15
Deferred Revenue on Direct Shipments not yet Delivered	15	11	11
Accrued Claims on Self-insured Activities	12	11	8
Accrued Freight and Other Logistics	10	12	14
Rent	6	6	12
Other	97	94	113
Total Accrued Expenses and Other	$755	$810	$649

9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the first quarter of 2024, the Company’s effective tax rate was 151.1% compared to 34.0% in the first quarter of 2023. The first quarter of 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from the vesting of share-based compensation awards. The first quarter of 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
The Company paid income taxes in the amount of $6 million and $16 million for the first quarter of 2024 and 2023, respectively.
10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$390 million Term Loan due August 2028 (“Term Loan Facility”)	$384	$385	$387
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	145	145	295
Total Senior Secured Debt with Subsidiary Guarantee	529	530	682
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	594	593
Total Senior Debt with Subsidiary Guarantee	594	594	593
Total	1,123	1,124	1,275
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,119	$1,120	$1,271
Cash paid for interest was $12 million and $13 million for the first quarter of 2024 and 2023, respectively.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the first quarter of 2024 and 2023.
In May 2023, the Company amended its Term Loan Facility to allow for an early transition to using the Term Secured Overnight Financing Rate (“Term SOFR”) as the applicable reference rate to calculate interest instead of the London Interbank Offered Rate (“LIBOR”). Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of May 4, 2024, the interest rate on the loans under the Term Loan Facility was 8.84%.

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
The Company borrowed and made repayments of $90 million and $15 million under the ABL Facility during the first quarter of 2024 and 2023, respectively. As of May 4, 2024, there were borrowings of $145 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.17%. The Company had $19 million of outstanding letters of credit as of May 4, 2024 that further reduced its availability under the ABL Facility. As of May 4, 2024, the Company's remaining availability under the ABL Facility was $482 million.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of May 4, 2024, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding debt as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Principal Value	$990	$991	$994
Fair Value, Estimated (a)	867	897	873
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of May 4, 2024 based on the terms of the borrowings from the ABL Facility.

Recurring Fair Value Measurements
The following tables provide a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of May 4, 2024, February 3, 2024, April 29, 2023 and January 28, 2023 (in millions):

Balance Sheet Location	Measurement Level	May 4, 2024	February 3, 2024	April 29, 2023	January 28, 2023
Accrued Expenses and Other	Level 3	$78	$74	$31	$30
Other Long-term Liabilities	Level 3	—	18	62	70
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
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for the first quarter of 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Income Before Reclassifications	—	—
Tax Effect	—	—
Current-period Other Comprehensive Income	—	—
Balance as of May 4, 2024	$—	$—
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
13. Commitments and Contingencies
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
•we may not realize all of the expected benefits of the spin-off from Bath & Body Works, Inc. (f/k/a L Brands, Inc.);
•    general economic conditions, inflation and changes in consumer confidence and consumer spending patterns;
•    market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•    our ability to successfully implement our strategic plan;
•    difficulties arising from turnover in company leadership or other key positions;
•    our ability to attract, develop and retain qualified associates and manage labor-related costs;
•    our dependence on traffic to our stores and the availability of suitable store locations on satisfactory terms;
•    our ability to successfully operate and expand internationally and related risks;
•    the operations and performance of our franchisees, licensees, wholesalers, and joint venture partners;
•    our ability to successfully operate and grow our direct channel business;
•    our ability to protect our reputation and the image and value of our brands;
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
•    our ability to source materials and produce, distribute and sell merchandise on a global basis, including risks related to:
•    political instability and geopolitical conflicts;
•    environmental hazards and natural disasters;
•    significant health hazards and pandemics;
•    delays or disruptions in shipping and transportation and related pricing impacts; and
•    disruption due to labor disputes;
•    our geographic concentration of production and distribution facilities in central Ohio and Southeast Asia;
•    the ability of our vendors to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•    fluctuations in freight, product input and energy costs;
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
Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K filed with the SEC on March 22, 2024.
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
Executive Overview
Victoria’s Secret is an iconic global brand of women’s intimate and other apparel, personal care and beauty products. We sell our products through three brands: Victoria’s Secret, PINK and Adore Me. Victoria’s Secret is a market leading global lingerie brand with a history of serving women across the globe. PINK is a fashion and lifestyle brand for young women built around a strong intimates core. We also sell beauty products under both the Victoria’s Secret and PINK brands. Adore Me is a technology-led, digital first innovative intimates brand serving women of all sizes and budgets at all phases of life. Together, Victoria’s Secret, PINK and Adore Me strive to provide the best products to help women express their confidence, sexiness and power and use our platform to create connection and community while celebrating the extraordinary diversity of women's experiences.
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
In the first quarter of 2024, our net sales decreased $48 million, or 3%, to $1.359 billion compared to $1.407 billion in the first quarter of 2023 and comparable sales decreased 5% in the first quarter of 2024. Our North American store sales decreased by 7%, or $57 million, to $729 million compared to $786 million in the first quarter of 2023, primarily driven by a decrease in average unit retail (which we define as the average price per unit purchased), traffic and conversion (which we define as the percentage of customers who visit our stores and make a purchase) in the quarter compared to the first quarter of 2023. Our direct channel sales decreased by 3%, or $15 million, to $449 million compared to $464 million in the first quarter of 2023, as an increase in conversion was more than offset by decreases in average unit retail and traffic compared to the first quarter of 2023. Our operating income was $26 million in the first quarter of 2024 compared to operating income of $28 million in the first quarter of 2023, and our operating income rate (expressed as a percentage of net sales) was 1.9% compared to 2.0% last year. The slight decrease in operating income in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by the decrease in net sales partially offset by a decrease in costs of goods sold, buying and occupancy expenses.
We continue to focus on our strategic priorities: 1) Accelerate Our Core; 2) Ignite Growth; and 3) Transform the Foundation. We are committed to optimizing our performance by focusing on what is within our control, and we are confident in our strategic direction and remain committed to delivering long-term sustainable value for our stockholders.
For additional information related to our first quarter of 2024 financial performance, see “Results of Operations.”
Financial Impacts of the Adore Me Acquisition
In both the first quarter of 2024 and 2023, we recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in the first quarter of 2023, we recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in the first quarter of 2023. For additional information, see Note 2, “Acquisition.”

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income (loss) attributable to Victoria's Secret & Co. and net income (loss) per diluted share attributable to Victoria's Secret & Co. on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

	First Quarter
(in millions, except per share amounts)	2024	2023
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$26	$28
Adore Me Acquisition-related Items (a)	7	10
Amortization of Intangible Assets (b)	6	6
Restructuring Charge (c)	—	11
Adjusted Operating Income	$40	$55

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Attributable to Victoria's Secret & Co. - GAAP	$(4)	$1
Adore Me Acquisition-related Items (a)	8	11
Amortization of Intangible Assets (b)	6	6
Restructuring Charge (c)	—	11
Tax Effect of Adjusted Items	(1)	(7)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$9	$22

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$(0.05)	$0.01
Adore Me Acquisition-related Items (a)	0.10	0.10
Amortization of Intangible Assets (b)	0.06	0.06
Restructuring Charge (c)	—	0.10
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.12	$0.28
 ________________
(a)In the first quarter of 2024, we recognized an $8 million pre-tax charge ($8 million after-tax) within net loss, $7 million included in general, administrative and store operating expense and $1 million included in interest expense, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. In the first quarter of 2023, we recognized an $11 million pre-tax charge ($8 million after-tax) within net income, $9 million included in costs of goods sold, buying and occupancy expense, $1 million included in interest expense and $1 million included in general, administrative and store operating expense, related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.
(b)In both the first quarter of 2024 and 2023, we recognized $6 million of amortization expense ($5 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 7, “Long-Lived Assets” included in Item 1. Financial Statements.
(c)In the first quarter of 2023, we recognized an $11 million pre-tax charge ($8 million after-tax), $8 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to restructuring activities to continue to reorganize and improve our organizational structure. For additional information, see Note 4, “Restructuring Activities” included in Item 1. Financial Statements.

Store Data
The following table compares the first quarter of 2024 U.S. company-operated store data to the first quarter of 2023:

	First Quarter
	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$125	$133	(6%)
Sales per Average Store (in thousands) (a)	$856	$915	(6%)
Average Store Size (selling square feet)	6,849	6,891	(1%)
Total Selling Square Feet (in thousands)	5,555	5,600	(1%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for the first quarter of 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	May 4, 2024
Company-Operated:
U.S.	808	2	(5)	805
Canada	23	—	—	23
Subtotal Company-Operated	831	2	(5)	828

China Joint Venture:
Beauty & Accessories (a)	34	1	—	35
Full Assortment	36	—	—	36
Subtotal China Joint Venture	70	1	—	71

Partner-Operated:
Beauty & Accessories	307	7	(4)	310
Full Assortment	156	11	(4)	163
Subtotal Partner-Operated	463	18	(8)	473

Adore Me	6	—	—	6
Total	1,370	21	(13)	1,378
________________
(a)Includes fourteen partner-operated stores as of May 4, 2024.

The following table represents store data for the first quarter of 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	April 29, 2023
Company-Operated:
U.S.	812	1	(6)	807
Canada	25	—	(1)	24
Subtotal Company-Operated	837	1	(7)	831

China Joint Venture:
Beauty & Accessories (a)	39	1	(2)	38
Full Assortment	33	1	—	34
Subtotal China Joint Venture	72	2	(2)	72

Partner-Operated:
Beauty & Accessories	308	2	(5)	305
Full Assortment	135	4	(6)	133
Subtotal Partner-Operated	443	6	(11)	438

Adore Me	6	—	—	6
Total	1,358	9	(20)	1,347
________________
(a)Includes fourteen partner-operated stores as of April 29, 2023.
Results of Operations
First Quarter of 2024 Compared to First Quarter of 2023
Operating Income
For the first quarter of 2024, operating income decreased slightly by $2 million, to operating income of $26 million, compared to operating income of $28 million in the first quarter of 2023, and the operating income rate (expressed as a percentage of net sales) decreased slightly to 1.9% from 2.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2024 in comparison to the first quarter of 2023:

	2024	2023	% Change
First Quarter	(in millions)
Stores – North America	$729	$786	(7%)
Direct	449	464	(3%)
International (a)	181	157	16%
Total Net Sales	$1,359	$1,407	(3%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the first quarter of 2023 to the first quarter of 2024:

(in millions)
2023 Net Sales	$1,407
Sales Associated with Stores Included in the Comparable Stores Calculation	(56)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	4
Direct Channels (a)	(6)
Credit Card Programs	(5)
International Wholesale, Royalty and Sourcing	18
Foreign Currency Translation	(3)
2024 Net Sales	$1,359
 _______________
(a)Results include consolidated joint venture direct sales in China.
The following table compares the first quarter of 2024 comparable sales to the first quarter of 2023:

	2024	2023
Comparable Sales (Stores and Direct) (a)	(5%)	(11%)
Comparable Store Sales (a)	(8%)	(14%)
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
Net sales in the first quarter of 2024 decreased $48 million, or 3%, to $1.359 billion compared to $1.407 billion in the first quarter of 2023.
In the stores channel, our North America net sales decreased $57 million, or 7%, to $729 million compared to the first quarter of 2023 driven by a decrease in average unit retail, traffic and conversion.
In the direct channel, net sales decreased $15 million, or 3%, to $449 million, as an increase in conversion was more than offset by decreases in average unit retail and traffic compared to the first quarter of 2023.
In the international channel, net sales increased $24 million, or 16%, to $181 million compared to the first quarter of 2023. Increases in net sales in the first quarter of 2024 compared to the first quarter of 2023 related to increases in net sales in China and from our wholesale arrangements, as well as royalties earned associated with franchised stores and online sales in many countries outside of North America.
Gross Profit
For the first quarter of 2024, our gross profit decreased slightly by $1 million compared to the first quarter of 2023 to $501 million, and our gross profit rate (expressed as a percentage of net sales) increased to 36.9% from 35.7%.
The slight decrease in gross profit dollars was primarily due to the decrease in merchandise margin dollars driven by the decrease in net sales and the increase in promotional activity, partially offset by reductions in costs of goods sold related to our supply chain initiative and a decrease in buying and occupancy expenses. Additionally, gross profit dollars were slightly lower compared to the first quarter of 2023, primarily driven by the recognition in gross profit of $9 million in the first quarter of 2023 related to the fair value step-up adjustment on the acquired inventory from Adore Me and a restructuring charge of $3 million in the first quarter of 2023.
The gross profit rate increase was driven by reductions in costs of goods sold related to our supply chain initiative and the expenses recorded in the first quarter of 2023 as noted above, partially offset by increased promotional activity.

General, Administrative and Store Operating Expenses
For the first quarter of 2024, our general, administrative and store operating expenses increased slightly by $1 million compared to the first quarter of 2023, to $475 million. The slight increase in general, administrative and store operating expenses compared to the first quarter of 2023 was due to increases in charges related to Adore Me purchase accounting items and certain other administrative expenses, partially offset by a restructuring charge of $8 million that was recognized in the first quarter of 2023.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 34.9% from 33.7% primarily due to deleverage driven by the decrease in sales compared to the first quarter of 2023.
Interest Expense
For the first quarter of 2024, our interest expense remained flat at $22 million compared to the first quarter of 2023, as our lower average outstanding debt was offset by higher average borrowing rates for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For the first quarter of 2024, the Company’s effective tax rate was 151.1% compared to 34.0% in the first quarter of 2023. The first quarter of 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from the vesting of share-based compensation awards. The first quarter of 2023 rate differed from the Company's combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Net cash provided by (used for) operating activities is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
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
We expect to utilize our cash flows to continue to invest in our brands, talent, capabilities, and strategic initiatives as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund our working capital and other cash flow requirements over the next 12 months.
Working Capital and Capitalization
Based upon our cash balances and cash provided by our operating activities, along with the borrowing capacity under our ABL Facility, we believe we will be able to continue to meet our working capital needs.

The following table provides a summary of our working capital position and capitalization as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(116)	$389	$(108)
Capital Expenditures (a)	39	256	55
Working Capital	(42)	(81)	66
Capitalization:
Long-term Debt	1,119	1,120	1,271
Victoria's Secret & Co. Shareholders' Equity	423	417	265
Total Capitalization	$1,542	$1,537	$1,536
Amounts Available Under the ABL Facility (b)	$482	$423	$308
_______________
(a)The May 4, 2024 and April 29, 2023 amounts represent thirteen-week periods and the February 3, 2024 amounts represent a fifty-three-week period.
(b)For the reporting period ended May 4, 2024, the availability under the ABL Facility was limited by our borrowing base of $646 million, less outstanding borrowings of $145 million and letters of credit of $19 million. For the reporting period ended February 3, 2024, the availability was limited by our borrowing base of $587 million, less outstanding borrowings of $145 million and letters of credit of $19 million. For the reporting period ended April 29, 2023, the availability under the ABL Facility was limited by our borrowing base of $633 million, less outstanding borrowings of $295 million and letters of credit of $30 million.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$270	$427
Net Cash Used for Operating Activities	(116)	(108)
Net Cash Used for Investing Activities	(39)	(55)
Net Cash Used for Financing Activities	(10)	(132)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—
Net Decrease in Cash and Cash Equivalents	(165)	(295)
Cash and Cash Equivalents, End of Period	$105	$132
Operating Activities
Net cash used for operating activities reflects net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities in the first quarter of 2024 was $116 million, an increase in net cash flows used for operating activities of $8 million compared to the first quarter of 2023. The increase in net cash flows used for operating activities in the first quarter of 2024 was primarily driven by lower net income (loss), partially offset by lower net operating cash outflows associated with working capital changes of $19 million compared to the first quarter of 2023. The most significant working capital driver resulting in the decrease in net operating cash outflows this year compared to last year is related to income taxes paid of $6 million in the first quarter of 2024 compared to $16 million paid in the first quarter of 2023.
Investing Activities
Net cash used for investing activities in the first quarter of 2024 was $39 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.
Net cash used for investing activities in the first quarter of 2023 was $55 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program, along with investments in technology, distribution and logistics to support our retail capabilities.

We are estimating capital expenditures to be approximately $230 million for fiscal year 2024. We expect that our capital expenditures will continue to be focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth.
Financing Activities
Net cash used for financing activities in the first quarter of 2024 was $10 million, consisting primarily of a $16 million payment for contingent consideration related to the acquisition of Adore Me and offsetting borrowings and repayments of $90 million under the ABL Facility.
Net cash used for financing activities in the first quarter of 2023 was $132 million, consisting primarily of $125 million of share repurchases and $9 million of payments for taxes on share-based compensation awards issued, partially offset by $3 million of proceeds from stock option exercises.
Common Stock Share Repurchases & Treasury Stock Retirements
Our Board of Directors determines share repurchase authorizations, giving consideration to our levels of profit and cash flows, capital requirements, current and forecasted liquidity, and restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions existing at the time. We use cash flows generated from operating activities to fund any share repurchases. Once authorized by our Board of Directors, the timing and amount of any share repurchases are made at our discretion, taking into account a number of factors, including market conditions.
March 2024 Share Repurchase Program
In March 2024, our Board of Directors approved the March 2024 Share Repurchase Program, authorizing the repurchase of up to $250 million of our common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
We did not repurchase any shares of our common stock under the March 2024 Share Repurchase Program during the first quarter of 2024. As of May 4, 2024, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
January 2023 Share Repurchase Program
In January 2023, our Board of Directors approved the January 2023 Share Repurchase Program, authorizing the repurchase of up to $250 million of our common stock. The authorization, which expired at the end of fiscal year 2023, was utilized in fiscal year 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.
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
As of April 29, 2023, the $125 million payment to Goldman Sachs was recognized as a reduction to shareholders’ equity, consisting of a $100 million increase in Treasury Stock, which reflected the value of the initial 2.4 million shares received upon initial settlement, and a $25 million decrease in Paid-in Capital, which reflected the value of the stock then held by Goldman Sachs pending final settlement of the ASR Agreement. The $25 million recorded in Paid-in Capital as of April 29, 2023 was reclassified to Treasury Stock in the second quarter of 2023 in connection with the final settlement of the ASR Agreement. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflected the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022.
Shares repurchased under the January 2023 Share Repurchase Program were retired upon repurchase. As a result, we retired the 2.4 million shares repurchased in connection with the settlement of the ASR Agreement during the first quarter of 2023. The retirement resulted in a reduction of $101 million in Treasury Stock, less than $1 million in the par value of Common Stock, $6 million in Paid-in Capital and $95 million in Retained Earnings during the first quarter of 2023.

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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$390 million Term Loan due August 2028 (“Term Loan Facility”)	$384	$385	$387
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	145	145	295
Total Senior Secured Debt with Subsidiary Guarantee	529	530	682
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	594	594	593
Total Senior Debt with Subsidiary Guarantee	594	594	593
Total	1,123	1,124	1,275
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,119	$1,120	$1,271
Cash paid for interest was $12 million and $13 million for the first quarter of 2024 and 2023, respectively.
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the first quarter of 2024 and 2023.
In May 2023, we amended our Term Loan Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of May 4, 2024, the interest rate on the loans under the Term Loan Facility was 8.84%.

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
We borrowed and made repayments of $90 million and $15 million under the ABL Facility during the first quarter of 2024 and 2023, respectively. As of May 4, 2024, there were borrowings of $145 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.17%. We had $19 million of outstanding letters of credit as of May 4, 2024 that further reduced our availability under the ABL Facility. As of May 4, 2024, our remaining availability under the ABL Facility was $482 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of May 4, 2024, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of May 4, 2024:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Negative	Negative
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory, deferred cash consideration related to the acquisition of Adore Me and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 3, 2024, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2023 Annual Report on Form 10-K filed with the SEC on March 22, 2024. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2024 that had a material impact on our results of operations, financial position or cash flows.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on March 22, 2024.
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

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of May 4, 2024, our investment portfolio is primarily comprised of bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of May 4, 2024 consists of the 2029 Notes, which have a fixed interest rate, the $390 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $145 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Principal Value	$990	$991	$994
Fair Value, Estimated (a)	867	897	873
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of May 4, 2024, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of May 4, 2024 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of May 4, 2024, our investment portfolio is primarily comprised of bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K filed with the SEC on March 22, 2024. There have been no material changes to the risk factors from those described in the 2023 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
February 4, 2024 - March 2, 2024 (“February 2024”)	4	$30.01	—	$—
March 3, 2024 - April 6, 2024 (“March 2024”)	346	$18.65	—	250,000
April 7, 2024 - May 4, 2024 (“April 2024”)	4	$17.44	—	250,000
Total	354		—
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
(c)The March 2024 Share Repurchase Program, which was publicly announced on March 6, 2024, authorizes the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The March 2024 Share Repurchase Program will continue until exhausted.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 3, 2021).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

10.1	Executive Severance Agreement by and between VS Service Company, LLC and Melinda McAfee, dated as of June 29, 2021.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Chief Financial and Administrative Officer *
Date: June 7, 2024
*    Mr. Johnson is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.