Form 10-Q
period 2024-08-03
Victoria's Secret & Co.
filed 2024-09-06
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 30, 2024, the number of outstanding shares of the Registrant’s common stock was 78,525,482 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2024” and “second quarter of 2023” refer to the thirteen-week periods ended August 3, 2024 and July 29, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the twenty-six-week periods ended August 3, 2024 and July 29, 2023, respectively, and “fiscal year 2024” and “fiscal year 2023” refer to the fifty-two-week period ending February 1, 2025 and the fifty-three-week period ended February 3, 2024, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Net Sales	$1,417	$1,427	$2,777	$2,834
Costs of Goods Sold, Buying and Occupancy	(916)	(940)	(1,774)	(1,845)
Gross Profit	501	487	1,003	989
General, Administrative and Store Operating Expenses	(439)	(461)	(914)	(935)
Operating Income	62	26	89	54
Interest Expense	(21)	(24)	(43)	(46)
Other Income	—	—	—	—
Income Before Income Taxes	41	2	46	8
Provision for Income Taxes	9	3	16	5
Net Income (Loss)	32	(1)	30	3
Less: Net Income Attributable to Noncontrolling Interest	—	—	2	4
Net Income (Loss) Attributable to Victoria's Secret & Co.	$32	$(1)	$28	$(1)
Net Income (Loss) Per Basic Share Attributable to Victoria's Secret & Co.	$0.41	$(0.02)	$0.36	$(0.01)
Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$0.40	$(0.02)	$0.35	$(0.01)

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Net Income (Loss)	$32	$(1)	$30	$3
Other Comprehensive Loss, Net of Tax:
Foreign Currency Translation	—	—	(1)	(2)
Total Other Comprehensive Loss, Net of Tax	—	—	(1)	(2)
Total Comprehensive Income (Loss)	32	(1)	29	1
Less: Net Income Attributable to Noncontrolling Interest	—	—	2	4
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	—	(1)	(1)	(1)
Comprehensive Income (Loss) Attributable to Victoria's Secret & Co.	$32	$—	$28	$(2)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	August 3, 2024	February 3, 2024	July 29, 2023
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$169	$270	$131
Accounts Receivable, Net	158	152	140
Inventories	1,019	985	1,040
Other	142	126	167
Total Current Assets	1,488	1,533	1,478
Property and Equipment, Net	810	843	855
Operating Lease Assets	1,473	1,351	1,314
Goodwill	367	367	365
Trade Names	282	284	287
Other Intangible Assets, Net	106	116	126
Deferred Income Taxes	19	20	16
Other Assets	90	86	84
Total Assets	$4,635	$4,600	$4,525
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$475	$513	$529
Accrued Expenses and Other	752	810	578
Current Debt	4	4	4
Current Operating Lease Liabilities	257	267	293
Income Taxes	6	20	3
Total Current Liabilities	1,494	1,614	1,407
Deferred Income Taxes	40	37	61
Long-term Debt	1,119	1,120	1,270
Long-term Operating Lease Liabilities	1,428	1,312	1,285
Other Long-term Liabilities	60	79	202
Total Liabilities	4,141	4,162	4,225
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 78, 78, and 77 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	265	238	210
Accumulated Other Comprehensive Income	—	—	—
Retained Earnings	206	178	68
Total Victoria's Secret & Co. Shareholders' Equity	472	417	279
Noncontrolling Interest	22	21	21
Total Equity	494	438	300
Total Liabilities and Equity	$4,635	$4,600	$4,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Second Quarter 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, May 4, 2024	78	$1	$248	$—	$174	$—	$423	$22	$445
Net Income	—	—	—	—	32	—	32	—	32
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	32	—	32	—	32
Share-based Compensation Expense	—	—	16	—	—	—	16	—	16
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	2	—	—	—	2	—	2
Balance, August 3, 2024	78	$1	$265	$—	$206	$—	$472	$22	$494

Second Quarter 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, April 29, 2023	78	$1	$173	$(1)	$92	$—	$265	$22	$287
Net Loss	—	—	—	—	(1)	—	(1)	—	(1)
Other Comprehensive Income (Loss)	—	—	—	1	—	—	1	(1)	—
Total Comprehensive Income (Loss)	—	—	—	1	(1)	—	—	(1)	(1)
Repurchases of Common Stock	(1)	—	25	—	—	(25)	—	—	—
Treasury Share Retirements	—	—	(2)	—	(23)	25	—	—	—
Share-based Compensation Expense	—	—	13	—	—	—	13	—	13
Other	—	—	1	—	—	—	1	—	1
Balance, July 29, 2023	77	$1	$210	$—	$68	$—	$279	$21	$300

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income	—	—	—	—	28	—	28	2	30
Other Comprehensive Loss	—	—	—	—	—	—	—	(1)	(1)
Total Comprehensive Income	—	—	—	—	28	—	28	1	29
Share-based Compensation Expense	—	—	32	—	—	—	32	—	32
Tax Payments related to Share-based Awards	(1)	—	(8)	—	—	—	(8)	—	(8)
Other	1	—	3	—	—	—	3	—	3
Balance, August 3, 2024	78	$1	$265	$—	$206	$—	$472	$22	$494

Year-to-Date 2023

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income (Loss)	—	—	—	—	(1)	—	(1)	4	3
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(1)	(2)
Total Comprehensive Income (Loss)	—	—	—	(1)	(1)	—	(2)	3	1
Repurchases of Common Stock	(3)	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	27	—	—	—	27	—	27
Tax Payments related to Share-based Awards	(1)	—	(9)	—	—	—	(9)	—	(9)
Other	1	—	6	—	—	—	6	—	6
Balance, July 29, 2023	77	$1	$210	$—	$68	$—	$279	$21	$300

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2024	2023
Operating Activities:
Net Income	$30	$3
Adjustments to Reconcile Net Income to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	129	145
Share-based Compensation Expense	32	27
Gain on Sale of Assets	(6)	—
Deferred Income Taxes	3	8
Amortization of Fair Value Adjustment to Acquired Inventories	—	15
Changes in Assets and Liabilities:
Accounts Receivable	(6)	(1)
Inventories	(34)	(5)
Accounts Payable, Accrued Expenses and Other	(99)	(106)
Income Taxes	(24)	(56)
Other Assets and Liabilities	(26)	(49)
Net Cash Used for Operating Activities	(1)	(19)
Investing Activities:
Capital Expenditures	(99)	(144)
Proceeds from Sale of Assets	16	—
Acquisition, Net of Cash Acquired	—	1
Net Cash Used for Investing Activities	(83)	(143)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	145	115
Repayments of Borrowings from Asset-based Revolving Credit Facility	(145)	(115)
Payments for Contingent Consideration related to Adore Me Acquisition	(16)	—
Tax Payments related to Share-based Awards	(8)	(9)
Payments of Long-term Debt	(2)	(2)
Repurchases of Common Stock	—	(125)
Proceeds from Stock Option Exercises	—	3
Other Financing Activities	9	—
Net Cash Used for Financing Activities	(17)	(133)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(101)	(296)
Cash and Cash Equivalents, Beginning of Period	270	427
Cash and Cash Equivalents, End of Period	$169	$131

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has more than 890 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com, and other digital channels worldwide. Additionally, the Company has more than 480 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and digital channels.
In the first quarter of 2023, the Company implemented restructuring actions to reorganize and improve its organizational structure. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2024” and “second quarter of 2023” refer to the thirteen-week periods ended August 3, 2024 and July 29, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the twenty-six-week periods ended August 3, 2024 and July 29, 2023, respectively, and “fiscal year 2024” and “fiscal year 2023” refer to the fifty-two-week period ending February 1, 2025 and the fifty-three-week period ended February 3, 2024, respectively.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 3, 2024 and July 29, 2023 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2024.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and twenty-six-week periods ended August 3, 2024 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending February 1, 2025.
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
The carrying values of equity method investments were $62 million as of August 3, 2024, $60 million as of February 3, 2024 and $55 million as of July 29, 2023. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of August 3, 2024, the Company's investment portfolio is primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $213 million as of August 3, 2024, $183 million as of February 3, 2024 and $206 million as of July 29, 2023.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2024 that had a material impact on the Company’s results of operations, financial position or cash flows.
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
In the second quarter and year-to-date 2024 and 2023, the Company recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in the second quarter and year-to-date 2023, the Company recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in the respective period.
The following table provides a summary by line item in the Consolidated Statements of Income (Loss) of the financial impact of purchase accounting items and additional acquisition-related costs for the second quarter and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Income Statement Line Item	(in millions)
Costs of Goods Sold, Buying and Occupancy	$—	$7	$—	$16
General, Administrative and Store Operating Expenses	—	16	14	23
Interest Expense	1	1	2	2
The deferred consideration liability for the future fixed payment was $78 million and $76 million as of August 3, 2024 and February 3, 2024, respectively, and is included within Accrued Expenses and Other in the Consolidated Balance Sheets. As of July 29, 2023, the deferred consideration liability for the future fixed payment was $73 million and is included within Other Long-term Liabilities in the Consolidated Balance Sheet. See Note 11, “Fair Value of Financial Instruments” for further information regarding the liability recognized at fair value for the contingent consideration.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $122 million as of August 3, 2024, $103 million as of February 3, 2024 and $108 million as of July 29, 2023. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $284 million as of August 3, 2024, $310 million as of February 3, 2024 and $280 million as of July 29, 2023. The Company recognized $92 million as revenue year-to-date 2024 from amounts recorded as deferred revenue at the beginning of the year. As of August 3, 2024, the Company recorded deferred revenue of $271 million within Accrued Expenses and Other, and $13 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Stores – North America	$800	$817	$1,529	$1,603
Direct	430	434	879	898
International (a)	187	176	369	333
Total Net Sales	$1,417	$1,427	$2,777	$2,834
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
The Company recognized Net Sales of $17 million and $23 million in the second quarter of 2024 and 2023, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $34 million and $46 million year-to-date 2024 and 2023, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $235 million and $232 million for the second quarter of 2024 and 2023, respectively. The Company’s net sales outside of the U.S. totaled $455 million and $432 million year-to-date 2024 and 2023, respectively.
4. Restructuring Activities
Organizational Restructuring
In the first quarter of 2023, the Company implemented restructuring actions to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the Year-to-Date 2023 Consolidated Statement of Loss. As of August 3, 2024, there were $1 million of liabilities related to the restructuring actions included in the Consolidated Balance Sheet.
5. Earnings (Loss) Per Share and Shareholders' Equity
Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares outstanding during the period. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the second quarter and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Common Shares	78	77	78	78
Treasury Shares	—	—	—	—
Basic Shares	78	77	78	78
Effect of Dilutive Awards (a)(b)	2	—	1	—
Diluted Shares	80	77	79	78
Anti-dilutive Awards (a)	1	5	2	5
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)For the second quarter and year-to-date 2023, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company's net loss for those periods.
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
The Company did not repurchase any shares of its common stock under the March 2024 Share Repurchase Program during the second quarter or year-to-date 2024. As of August 3, 2024, the Company was authorized to repurchase up to $250 million of the Company's common stock under the March 2024 Share Repurchase Program.
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

Shares repurchased under the January 2023 Share Repurchase Program were retired upon repurchase. As a result, the Company retired the 3.7 million shares repurchased in connection with the settlement of the ASR Agreement year-to-date 2023. The retirement resulted in a reduction of $126 million in Treasury Stock, less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $117 million in Retained Earnings year-to-date 2023.
6. Inventories
The following table provides details of Inventories as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Finished Goods Merchandise	$954	$929	$977
Raw Materials and Merchandise Components	65	56	63
Total Inventories	$1,019	$985	$1,040
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Property and Equipment, at Cost	$3,576	$3,616	$3,591
Accumulated Depreciation and Amortization	(2,766)	(2,773)	(2,736)
Property and Equipment, Net	$810	$843	$855
Depreciation expense was $53 million and $65 million for the second quarter of 2024 and 2023, respectively, and $112 million and $132 million for year-to-date 2024 and 2023, respectively. Amortization expense for intangible assets was $6 million for the second quarter of 2024 and 2023, respectively, and $13 million for year-to-date 2024 and 2023, respectively.
In the first quarter of 2024, the Company classified certain non-store corporate-related assets that were expected to be sold within the next twelve months as held for sale within Other Current Assets on the Consolidated Balance Sheet. In the second quarter of 2024, the Company completed the sale of certain of these held for sale assets with an aggregate carrying value of $10 million. The net cash proceeds from the sale of these assets were $16 million and resulted in a gain of $6 million in Cost of Goods Sold, Buying and Occupancy in the 2024 Consolidated Statements of Income during the second quarter of 2024. As of August 3, 2024, the carrying value of the remaining assets held for sale was $8 million.

8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$218	$239	$216
Compensation, Payroll Taxes and Benefits	117	135	63
Future Fixed Payment Related to Adore Me Acquisition	78	76	—
Contingent Consideration Related to Adore Me Acquisition	68	74	31
Deferred Revenue on Loyalty and Credit Card Programs	38	45	37
Taxes, Other than Income	35	43	38
Accrued Freight and Other Logistics	24	12	11
Accrued Marketing	23	39	29
Deferred Revenue on Direct Shipments not yet Delivered	15	11	10
Accrued Claims on Self-insured Activities	14	11	9
Returns Reserve	13	16	14
Accrued Interest	9	9	5
Rent	3	6	9
Other	97	94	106
Total Accrued Expenses and Other	$752	$810	$578
9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2024, the Company’s effective tax rate was 22.4% compared to 144.2% in the second quarter of 2023. The second quarter of 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined estimated federal and state statutory rate. The second quarter of 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
For year-to-date 2024, the Company’s effective tax rate was 35.9% compared to 62.0% for year-to-date 2023. The year-to-date 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from the vesting of share-based compensation awards. The year-to-date 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
The Company paid income taxes in the amount of $31 million and $43 million for the second quarter of 2024 and 2023, respectively. Year-to-date income taxes paid were $37 million and $59 million for 2024 and 2023, respectively.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$389 million Term Loan due August 2028 (“Term Loan Facility”)	$383	$385	$385
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	145	145	295
Total Senior Secured Debt with Subsidiary Guarantee	528	530	680
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	595	594	594
Total Senior Debt with Subsidiary Guarantee	595	594	594
Total	1,123	1,124	1,274
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,119	$1,120	$1,270
Cash paid for interest was $38 million and $44 million for year-to-date 2024 and year-to-date 2023, respectively.
Credit Facilities
On August 2, 2021, the Company entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, the Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2024 and 2023 and $2 million during both year-to-date 2024 and 2023.
In May 2023, the Company amended its Term Loan Facility to allow for an early transition to using the Term Secured Overnight Financing Rate (“Term SOFR”) as the applicable reference rate to calculate interest instead of the London Interbank Offered Rate (“LIBOR”). Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of August 3, 2024, the interest rate on the loans under the Term Loan Facility was 8.85%.

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
The Company borrowed and made repayments of $145 million and $115 million under the ABL Facility year-to-date 2024 and 2023, respectively. As of August 3, 2024, there were borrowings of $145 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.18%. The Company had $19 million of outstanding letters of credit as of August 3, 2024 that further reduced its availability under the ABL Facility. As of August 3, 2024, the Company's remaining availability under the ABL Facility was $483 million.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of August 3, 2024, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding debt as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Principal Value	$989	$991	$993
Fair Value, Estimated (a)	877	897	838
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of August 3, 2024 based on the terms of the borrowings from the ABL Facility.

Recurring Fair Value Measurements
The following tables provide a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of August 3, 2024, February 3, 2024, July 29, 2023 and January 28, 2023 (in millions):

Balance Sheet Location	Measurement Level	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Accrued Expenses and Other	Level 3	$68	$74	$31	$30
Other Long-term Liabilities	Level 3	—	18	65	70
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
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Income Before Reclassifications	—	—
Tax Effect	—	—
Current-period Other Comprehensive Income	—	—
Balance as of August 3, 2024	$—	$—
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of July 29, 2023	$—	$—
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

14. Subsequent Events
As previously announced, on August 12, 2024, the Board of Directors of the Company (the “Board”) appointed Hillary Super as Chief Executive Officer (“CEO”) of the Company and as a member of the Board, effective as of September 9, 2024, and terminated Martin Waters as CEO, effective as of August 13, 2024. Mr. Waters resigned from the Board effective as of August 12, 2024 and remained employed by the Company in a non-executive capacity through August 31, 2024. Mr. Waters’ exit from the Company constitutes a termination without Cause; accordingly, Mr. Waters will be entitled to receive the severance benefits provided under his employment agreement, subject to the terms and conditions of that agreement. Timothy Johnson, the Company’s Chief Financial and Administrative Officer, was appointed to serve as Interim CEO of the Company from August 14, 2024 until the commencement of Ms. Super’s employment as CEO.
As previously announced, on September 4, 2024, the Company announced that the roles of Brand President and Chief Customer Officer had been eliminated to streamline the executive leadership team. As a result, Greg Unis departed his position as Brand President of the Company and Christine Rupp departed her position as Chief Customer Officer of the Company, both effective as of September 3, 2024. Mr. Unis’s and Ms. Rupp’s exits from the Company both constitute a termination without Cause; accordingly, they will be entitled to receive the severance benefits provided under their respective severance agreements, subject to the terms and conditions of those agreements.

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
In the second quarter of 2024, our operating income increased $36 million to $62 million compared to operating income of $26 million in the second quarter of 2023, and our operating income rate (expressed as a percentage of net sales) was 4.4% compared to 1.8% in the second quarter of 2023. The increase in operating income in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by a decrease in costs of goods sold and general, administrative and store operating expenses, partially offset by a decrease in net sales. Our net sales decreased $10 million, or 1%, to $1.417 billion compared to $1.427 billion in the second quarter of 2023 and comparable sales decreased 3% in the second quarter of 2024. Our North American store sales decreased by 2%, or $17 million, to $800 million compared to $817 million in the second quarter of 2023, as an increase in traffic was more than offset by decreases in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and average unit retail (which we define as the average price per unit purchased) compared to the second quarter of 2023. Our direct channel sales decreased by 1%, or $4 million, to $430 million compared to $434 million in the second quarter of 2023, as increases in traffic and average unit retail were more than offset by a decrease in conversion compared to the second quarter of 2023.
We continue to focus on our strategic priorities: 1) Accelerate Our Core; 2) Ignite Growth; and 3) Transform the Foundation. We are committed to optimizing our performance by focusing on what is within our control, and we are confident in our strategic direction and remain committed to delivering long-term sustainable value for our stockholders.
For additional information related to our second quarter of 2024 financial performance, see “Results of Operations.”
Financial Impacts of the Adore Me Acquisition
In the second quarter and year-to-date 2024 and 2023, we recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in both the second quarter and year-to-date 2023, we recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in the respective period. For additional information, see Note 2, “Acquisition.”

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

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2024	2023	2024	2023
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$62	$26	$89	$54
Adore Me Acquisition-related Items (a)	(6)	17	1	26
Amortization of Intangible Assets (b)	6	6	13	13
Restructuring Charge (c)	—	—	—	11
Adjusted Operating Income	$62	$49	$102	$104

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Attributable to Victoria's Secret & Co. - GAAP	$32	$(1)	$28	$(1)
Adore Me Acquisition-related Items (a)	(5)	18	3	28
Amortization of Intangible Assets (b)	6	6	13	13
Restructuring Charge (c)	—	—	—	11
Tax Effect of Adjusted Items	(1)	(4)	(3)	(10)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$31	$19	$41	$41

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$0.40	$(0.02)	$0.35	$(0.01)
Adore Me Acquisition-related Items (a)	(0.06)	0.20	0.04	0.30
Amortization of Intangible Assets (b)	0.06	0.06	0.12	0.12
Restructuring Charge (c)	—	—	—	0.11
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.40	$0.24	$0.51	$0.52
 ________________
(a)In the second quarter of 2024 and 2023, we recognized pre-tax income of $5 million and pre-tax expense of $18 million (income of $5 million and expense of $16 million after-tax) within net income (loss) related to the financial impact of purchase accounting items related to the acquisition of Adore Me. These items include income of $6 million and expense of $10 million, respectively, included in general, administrative and store operating expense and $1 million of interest expense in both periods. Additionally, expense of $7 million is in costs of goods sold, buying and occupancy expense in the second quarter of 2023. Year-to-date 2024 and 2023, we recognized pre-tax expense of $3 million and $28 million ($3 million and $24 million after-tax) within net income (loss) related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. These items include expense of $1 million and $10 million, respectively, in general, administrative and store operating expense and $2 million of interest expense in both periods. Additionally, expense of $16 million is in costs of goods sold, buying and occupancy expense year-to-date 2023. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.

(b)In both the second quarter of 2024 and 2023, we recognized amortization expense of $6 million ($5 million after-tax) in general, administrative and store operating expense related to the acquisition of Adore Me. In both year-to-date 2024 and 2023, we recognized amortization expense of $13 million ($9 million after-tax) in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 7, “Long-Lived Assets” included in Item 1. Financial Statements.
(c)In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax), $8 million in general, administrative and store operating expense and $3 million in buying and occupancy expense, related to restructuring activities to reorganize and improve our organizational structure. For additional information, see Note 4, “Restructuring Activities” included in Item 1. Financial Statements.
Store Data
The following table compares U.S. company-operated store data for the second quarter of 2024 to the second quarter of 2023 and year-to-date 2024 to year-to-date 2023:

	Second Quarter			Year-to-Date
	2024	2023	% Change	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$137	$138	(1%)	$263	$270	(3%)
Sales per Average Store (in thousands) (a)	$944	$947	—%	$1,804	$1,858	(3%)
Average Store Size (selling square feet)	6,892	6,880	—%
Total Selling Square Feet (in thousands)	5,507	5,593	(2%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	August 3, 2024
Company-Operated:
U.S.	808	9	(24)	793
Canada	23	—	—	23
Subtotal Company-Operated	831	9	(24)	816

China Joint Venture:
Beauty & Accessories (a)	34	2	(2)	34
Full Assortment	36	1	(1)	36
Subtotal China Joint Venture	70	3	(3)	70

Partner-Operated:
Beauty & Accessories	307	16	(12)	311
Full Assortment	156	18	(4)	170
Subtotal Partner-Operated	463	34	(16)	481

Adore Me	6	—	—	6
Total	1,370	46	(43)	1,373
________________
(a)Includes fourteen partner-operated stores as of August 3, 2024.

The following table represents store data for year-to-date 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	July 29, 2023
Company-Operated:
U.S.	812	3	(7)	808
Canada	25	—	(1)	24
Subtotal Company-Operated	837	3	(8)	832

China Joint Venture:
Beauty & Accessories (a)	39	2	(3)	38
Full Assortment	33	1	(1)	33
Subtotal China Joint Venture	72	3	(4)	71

Partner-Operated:
Beauty & Accessories	308	7	(15)	300
Full Assortment	135	15	(9)	141
Subtotal Partner-Operated	443	22	(24)	441

Adore Me	6	—	—	6
Total	1,358	28	(36)	1,350
________________
(a)Includes fifteen partner-operated stores as of July 29, 2023.
Results of Operations
Second Quarter of 2024 Compared to Second Quarter of 2023
Operating Income
For the second quarter of 2024, operating income increased $36 million, to $62 million, compared to operating income of $26 million in the second quarter of 2023, and the operating income rate (expressed as a percentage of net sales) increased to 4.4% from 1.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2024 in comparison to the second quarter of 2023:

	2024	2023	% Change
Second Quarter	(in millions)
Stores – North America	$800	$817	(2%)
Direct	430	434	(1%)
International (a)	187	176	6%
Total Net Sales	$1,417	$1,427	(1%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the second quarter of 2023 to the second quarter of 2024:

(in millions)
2023 Net Sales	$1,427
Sales Associated with Stores Included in the Comparable Stores Calculation	(38)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	25
Direct Channels (a)	(3)
Credit Card Programs	(6)
International Wholesale, Royalty and Sourcing	14
Foreign Currency Translation	(2)
2024 Net Sales	$1,417
 _______________
(a)Results include consolidated joint venture direct sales in China.
The following table compares the second quarter of 2024 comparable sales to the second quarter of 2023:

	2024	2023
Comparable Sales (Stores and Direct) (a)	(3%)	(11%)
Comparable Store Sales (a)	(5%)	(14%)
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
Net sales in the second quarter of 2024 decreased $10 million, or 1%, to $1.417 billion compared to $1.427 billion in the second quarter of 2023.
In the stores channel, our North America net sales decreased $17 million, or 2%, to $800 million compared to the second quarter of 2023, as an increase in traffic was more than offset by decreases in conversion and average unit retail.
In the direct channel, net sales decreased $4 million, or 1%, to $430 million, as increases in traffic and average unit retail were more than offset by a decrease in conversion compared to the second quarter of 2023.
In the international channel, net sales increased $11 million, or 6%, to $187 million compared to the second quarter of 2023. Increases in net sales in the second quarter of 2024 compared to the second quarter of 2023 were driven by royalties earned associated with franchise sales in many countries outside of North America and our wholesale arrangements.
Gross Profit
For the second quarter of 2024, our gross profit increased by $14 million compared to the second quarter of 2023 to $501 million, and our gross profit rate (expressed as a percentage of net sales) increased to 35.4% from 34.1%.
The increase in gross profit dollars was primarily due to the increase in merchandise margin dollars driven by reductions in costs of goods sold related to our supply chain initiative, partially offset by the decrease in net sales and the increase in promotional activity. Additionally, the increase in gross profit dollars compared to the second quarter of 2023 was driven by the recognition in gross profit of $7 million in the second quarter of 2023 related to the fair value step-up adjustment on the acquired inventory from Adore Me and $6 million in the second quarter of 2024 related to the gain on sale of certain non-store corporate-related assets.
The gross profit rate increase was driven by reductions in costs of goods sold related to our supply chain initiative, the gain on sale of certain non-store corporate-related assets and the expense recorded in the second quarter of 2023 as noted above, partially offset by increased promotional activity.

General, Administrative and Store Operating Expenses
For the second quarter of 2024, our general, administrative and store operating expenses decreased $22 million, or 5%, to $439 million compared to the second quarter of 2023. The decrease in general, administrative and store operating expenses compared to the second quarter of 2023 was due to the decrease in charges related to Adore Me purchase accounting items and marketing expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 31.0% from 32.3% primarily due to the decrease in charges related to Adore Me purchase accounting items and marketing expenses.
Interest Expense
For the second quarter of 2024, our interest expense decreased $3 million to $21 million compared to the second quarter of 2023 primarily due to our lower average outstanding debt, partially offset by higher average borrowing rates for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For the second quarter of 2024, the Company’s effective tax rate was 22.4% compared to 144.2% in the second quarter of 2023. The second quarter of 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined estimated federal and state statutory rate. The second quarter of 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
Results of Operations
Year-to-Date 2024 Compared to Year-to-Date 2023
Operating Income
For year-to-date 2024, operating income increased $35 million, to $89 million, compared to operating income of $54 million year-to-date 2023, and the operating income rate (expressed as a percentage of net sales) increased to 3.2% from 1.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2024 in comparison to year-to-date 2023:

	2024	2023	% Change
Year-to-Date	(in millions)
Stores – North America	$1,529	$1,603	(5%)
Direct	879	898	(2%)
International (a)	369	333	11%
Total Net Sales	$2,777	$2,834	(2%)
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales from year-to-date 2023 to year-to-date 2024:

(in millions)
2023 Net Sales	$2,834
Sales Associated with Stores Included in the Comparable Stores Calculation	(94)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	30
Direct Channels (a)	(9)
Credit Card Programs	(11)
International Wholesale, Royalty and Sourcing	32
Foreign Currency Translation	(5)
2024 Net Sales	$2,777
 _______________
(a)Results include consolidated joint venture direct sales in China.

The following table compares year-to-date 2024 comparable sales to year-to-date 2023:

	2024	2023
Comparable Sales (Stores and Direct) (a)	(4%)	(11%)
Comparable Store Sales (a)	(6%)	(14%)
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
Net sales year-to-date 2024 decreased $57 million, or 2%, to $2.777 billion compared to $2.834 billion year-to-date 2023.
In the stores channel, our North America net sales decreased $74 million, or 5%, to $1.529 billion, compared to year-to-date 2023 driven by decreases in average unit retail and conversion.
In the direct channel, net sales decreased $19 million, or 2%, to $879 million, as an increase in traffic was more than offset by decreases in conversion and average unit retail compared to year-to-date 2023.
In the international channel, net sales increased $36 million, or 11%, to $369 million compared to year-to-date 2023. Increases in net sales year-to-date 2024 compared to year-to-date 2023 were driven by royalties earned associated with franchise sales in many countries outside of North America and our wholesale arrangements.
Gross Profit
For year-to-date 2024, our gross profit increased $14 million to $1.003 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 36.1% from 34.9%.
The increase in gross profit dollars was primarily due to reductions in costs of goods sold related to our supply chain initiative and a decrease in buying and occupancy expenses, partially offset by the decrease in net sales and an increase in promotional activity. Additionally, the increase in gross profit dollars compared to year-to-date 2023 was driven by the recognition in gross profit of $15 million year-to-date 2023 related to the fair value step-up adjustment on the acquired inventory from Adore Me.
The gross profit rate increase was primarily driven by reductions in costs of goods sold related to our supply chain initiative and the expense recorded year-to-date 2023 as noted above, partially offset by increased promotional activity.
General, Administrative and Store Operating Expenses
For year-to-date 2024, our general, administrative and store operating expenses decreased $21 million, or 2%, to $914 million. The decrease in general, administrative and store operating expenses compared to year-to-date 2023 was primarily due to the decrease in marketing expenses and charges related to Adore Me purchase accounting items, partially offset by increases in certain other administrative expenses. Additionally, the decrease in general, administrative and store operating expenses compared to year-to-date 2023 was due to a restructuring charge of $8 million in the first quarter of 2023.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased slightly to 32.9% from 33.0% due to the decrease in marketing expenses, charges related to Adore Me purchase accounting items and the restructuring charge recognized in 2023, partially offset by increases in certain other administrative expenses compared to year-to-date 2023.
Interest Expense
For year-to-date 2024, our interest expense decreased $3 million to $43 million compared to year-to-date 2023 primarily due to our lower average outstanding debt, partially offset by higher average borrowing rates for our ABL Facility and Term Loan Facility.

Provision for Income Taxes
For year-to-date 2024, the Company’s effective tax rate was 35.9% compared to 62.0% year-to-date 2023. The year-to-date 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from the vesting of share-based compensation awards. The year-to-date 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
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

The following table provides a summary of our working capital position and capitalization as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(1)	$389	$(19)
Capital Expenditures (a)	99	256	144
Working Capital	(6)	(81)	71
Capitalization:
Long-term Debt	1,119	1,120	1,270
Victoria's Secret & Co. Shareholders' Equity	472	417	279
Total Capitalization	$1,591	$1,537	$1,549
Amounts Available Under the ABL Facility (b)	$483	$423	$254
_______________
(a)The August 3, 2024 and July 29, 2023 amounts represent twenty-six-week periods and the February 3, 2024 amounts represent a fifty-three-week period.
(b)For the reporting period ended August 3, 2024, the availability under the ABL Facility was limited by our borrowing base of $647 million, less outstanding borrowings of $145 million and letters of credit of $19 million. For the reporting period ended February 3, 2024, the availability was limited by our borrowing base of $587 million, less outstanding borrowings of $145 million and letters of credit of $19 million. For the reporting period ended July 29, 2023, the availability under the ABL Facility was limited by our borrowing base of $579 million, less outstanding borrowings of $295 million and letters of credit of $30 million.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2024 and 2023:

	Year-to-Date
	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$270	$427
Net Cash Used for Operating Activities	(1)	(19)
Net Cash Used for Investing Activities	(83)	(143)
Net Cash Used for Financing Activities	(17)	(133)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(101)	(296)
Cash and Cash Equivalents, End of Period	$169	$131
Operating Activities
Net cash used for operating activities reflects net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, gain on sale of assets and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2024 was $1 million, a decrease in net cash flows used for operating activities of $18 million compared to year-to-date 2023. The decrease in net cash flows used for operating activities in year-to-date 2024 was primarily driven by an increase in net income of $27 million and lower net operating cash outflows associated with working capital changes of $28 million compared to year-to-date 2023, partially offset by a decrease in depreciation and amortization of long-lived assets of $16 million and the $15 million amortization of the fair value adjustment on the acquired inventory from Adore Me year-to-date 2023. The most significant working capital driver resulting in the decrease in net operating cash outflows this year compared to last year is related to income taxes paid of $37 million year-to-date 2024 compared to $59 million paid year-to-date 2023.
Investing Activities
Net cash used for investing activities year-to-date 2024 was $83 million, consisting of $99 million of capital expenditures, partially offset by $16 million of proceeds on the sale of certain non-store corporate-related assets. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.

Net cash used for investing activities year-to-date 2023 was $143 million, consisting primarily of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from Bath & Body Works, Inc.
We are estimating capital expenditures to be approximately $200 million for fiscal year 2024. We expect that our capital expenditures will continue to be focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth.
Financing Activities
Net cash used for financing activities year-to-date 2024 was $17 million, consisting primarily of a $16 million payment for contingent consideration related to the acquisition of Adore Me and offsetting borrowings and repayments of $145 million under the ABL Facility.
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
We did not repurchase any shares of our common stock under the March 2024 Share Repurchase Program during the second quarter or year-to-date 2024. As of August 3, 2024, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
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
Shares repurchased under the January 2023 Share Repurchase Program were retired upon repurchase. As a result, we retired the 3.7 million shares repurchased in connection with the settlement of the ASR Agreement year-to-date 2023. The retirement resulted in a reduction of $126 million in Treasury Stock, less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $117 million in Retained Earnings year-to-date 2023.

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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$389 million Term Loan due August 2028 (“Term Loan Facility”)	$383	$385	$385
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	145	145	295
Total Senior Secured Debt with Subsidiary Guarantee	528	530	680
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	595	594	594
Total Senior Debt with Subsidiary Guarantee	595	594	594
Total	1,123	1,124	1,274
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,119	$1,120	$1,270
Cash paid for interest was $38 million and $44 million for year-to-date 2024 and year-to-date 2023, respectively.
Credit Facilities
On August 2, 2021, we entered into a term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. Commencing in December 2021, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2024 and 2023 and $2 million during both year-to-date 2024 and 2023.
In May 2023, we amended our Term Loan Facility to allow for an early transition to using Term SOFR as the applicable reference rate to calculate interest instead of LIBOR. Prior to the amendment, interest under the Term Loan Facility was calculated by reference to LIBOR or an alternative base rate, plus an interest rate margin equal to (i) in the case of LIBOR loans, 3.25% and (ii) in the case of alternate base rate loans, 2.25%. The LIBOR rate applicable to the Term Loan Facility was subject to a floor of 0.50%. In accordance with the amendment, interest on Term SOFR loans under the Term Loan Facility is now calculated by reference to Term SOFR, plus an interest rate margin ranging from 3.36% to 3.68%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and guarantors that do not constitute priority collateral of the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of August 3, 2024, the interest rate on the loans under the Term Loan Facility was 8.85%.

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
We borrowed and made repayments of $145 million and $115 million under the ABL Facility year-to-date 2024 and 2023, respectively. As of August 3, 2024, there were borrowings of $145 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.18%. We had $19 million of outstanding letters of credit as of August 3, 2024 that further reduced our availability under the ABL Facility. As of August 3, 2024, our remaining availability under the ABL Facility was $483 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of August 3, 2024, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of August 3, 2024:

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2024 that had a material impact on our results of operations, financial position or cash flows.

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

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of August 3, 2024, our investment portfolio is primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of August 3, 2024 consists of the 2029 Notes, which have a fixed interest rate, the $389 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $145 million in outstanding borrowing under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Principal Value	$989	$991	$993
Fair Value, Estimated (a)	877	897	838
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of August 3, 2024, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of August 3, 2024 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of August 3, 2024, our investment portfolio is primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
May 5, 2024 - June 1, 2024 (“May 2024”)	5	$18.71	—	$250,000
June 2, 2024 - July 6, 2024 (“June 2024”)	7	$22.71	—	250,000
July 7, 2024 - August 3, 2024 (“July 2024”)	61	$17.43	—	250,000
Total	73		—
_______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, if any, with the remainder relating to shares repurchased in connection with tax withholding payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)The March 2024 Share Repurchase Program, which was publicly announced on March 6, 2024, authorizes the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The March 2024 Share Repurchase Program will continue until exhausted.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2024).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

10.1*	Executive Employment Agreement by and between VS Service Company, LLC and Hillary Super, dated as of August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2024).

31.1	Section 302 Certification of Interim CEO and CFO.

32.1	Section 906 Certification (by Interim CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Interim Chief Executive Officer and Chief Financial and Administrative Officer *
Date: September 6, 2024
*    As of the date of this report, Mr. Johnson is the principal executive officer, principal financial officer and chief accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.