Form 10-Q
period 2024-11-02
Victoria's Secret & Co.
filed 2024-12-09
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2024, the number of outstanding shares of the Registrant’s common stock was 78,621,590 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2024” and “third quarter of 2023” refer to the thirteen-week periods ended November 2, 2024 and October 28, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the thirty-nine-week periods ended November 2, 2024 and October 28, 2023, respectively, and “fiscal year 2024” and “fiscal year 2023” refer to the fifty-two-week period ending February 1, 2025 and the fifty-three-week period ended February 3, 2024, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF LOSS
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Net Sales	$1,347	$1,265	$4,124	$4,099
Costs of Goods Sold, Buying and Occupancy	(879)	(838)	(2,653)	(2,683)
Gross Profit	468	427	1,471	1,416
General, Administrative and Store Operating Expenses	(515)	(494)	(1,429)	(1,429)
Operating Income (Loss)	(47)	(67)	42	(13)
Interest Expense	(22)	(26)	(66)	(72)
Other Income (Loss)	(1)	—	1	—
Loss Before Income Taxes	(70)	(93)	(23)	(85)
Provision (Benefit) for Income Taxes	(15)	(22)	2	(17)
Net Loss	(55)	(71)	(25)	(68)
Less: Net Income Attributable to Noncontrolling Interest	1	—	3	4
Net Loss Attributable to Victoria's Secret & Co.	$(56)	$(71)	$(28)	$(72)
Net Loss Per Basic Share Attributable to Victoria's Secret & Co.	$(0.71)	$(0.92)	$(0.36)	$(0.93)
Net Loss Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.71)	$(0.92)	$(0.36)	$(0.93)

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Net Loss	$(55)	$(71)	$(25)	$(68)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	1	(2)	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	1	(2)	—	(4)
Total Comprehensive Loss	(54)	(73)	(25)	(72)
Less: Net Income Attributable to Noncontrolling Interest	1	—	3	4
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	1	(1)	—	(2)
Comprehensive Loss Attributable to Victoria's Secret & Co.	$(56)	$(72)	$(28)	$(74)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	November 2, 2024	February 3, 2024	October 28, 2023
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$161	$270	$124
Accounts Receivable, Net	163	152	139
Inventories	1,290	985	1,211
Other	172	126	162
Total Current Assets	1,786	1,533	1,636
Property and Equipment, Net	806	843	871
Operating Lease Assets	1,472	1,351	1,311
Goodwill	367	367	365
Trade Names	281	284	286
Other Intangible Assets, Net	100	116	121
Deferred Income Taxes	19	20	15
Other Assets	90	86	82
Total Assets	$4,921	$4,600	$4,687
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$464	$513	$449
Accrued Expenses and Other	801	810	625
Current Debt	4	4	4
Current Operating Lease Liabilities	252	267	288
Income Taxes	5	20	2
Total Current Liabilities	1,526	1,614	1,368
Deferred Income Taxes	38	37	60
Long-term Debt	1,414	1,120	1,530
Long-term Operating Lease Liabilities	1,428	1,312	1,279
Other Long-term Liabilities	62	79	212
Total Liabilities	4,468	4,162	4,449
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 79, 78, and 77 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	278	238	223
Accumulated Other Comprehensive Income (Loss)	—	—	(1)
Retained Earnings (Accumulated Deficit)	150	178	(3)
Total Victoria's Secret & Co. Shareholders' Equity	429	417	220
Noncontrolling Interest	24	21	18
Total Equity	453	438	238
Total Liabilities and Equity	$4,921	$4,600	$4,687

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Third Quarter 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, August 3, 2024	78	$1	$265	$—	$206	$—	$472	$22	$494
Net Income (Loss)	—	—	—	—	(56)	—	(56)	1	(55)
Other Comprehensive Income	—	—	—	—	—	—	—	1	1
Total Comprehensive Income (Loss)	—	—	—	—	(56)	—	(56)	2	(54)
Share-based Compensation Expense	—	—	13	—	—	—	13	—	13
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	1	—	1	—	—	—	1	—	1
Balance, November 2, 2024	79	$1	$278	$—	$150	$—	$429	$24	$453

Third Quarter 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, July 29, 2023	77	$1	$210	$—	$68	$—	$279	$21	$300
Net Loss	—	—	—	—	(71)	—	(71)	—	(71)
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(1)	(2)
Total Comprehensive Loss	—	—	—	(1)	(71)	—	(72)	(1)	(73)
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(2)	(2)
Balance, October 28, 2023	77	$1	$223	$(1)	$(3)	$—	$220	$18	$238

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income (Loss)	—	—	—	—	(28)	—	(28)	3	(25)
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income (Loss)	—	—	—	—	(28)	—	(28)	3	(25)
Share-based Compensation Expense	—	—	45	—	—	—	45	—	45
Tax Payments related to Share-based Awards	(1)	—	(9)	—	—	—	(9)	—	(9)
Other	2	—	4	—	—	—	4	—	4
Balance, November 2, 2024	79	$1	$278	$—	$150	$—	$429	$24	$453

Year-to-Date 2023

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income (Loss)	—	—	—	—	(72)	—	(72)	4	(68)
Other Comprehensive Loss	—	—	—	(2)	—	—	(2)	(2)	(4)
Total Comprehensive Income (Loss)	—	—	—	(2)	(72)	—	(74)	2	(72)
Repurchases of Common Stock	(3)	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	41	—	—	—	41	—	41
Tax Payments related to Share-based Awards	(1)	—	(10)	—	—	—	(10)	—	(10)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(2)	(2)
Other	1	—	6	—	—	—	6	—	6
Balance, October 28, 2023	77	$1	$223	$(1)	$(3)	$—	$220	$18	$238

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2024	2023
Operating Activities:
Net Loss	$(25)	$(68)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	192	216
Share-based Compensation Expense	45	41
Gain on Sale of Assets	(6)	—
Deferred Income Taxes	1	7
Amortization of Fair Value Adjustment to Acquired Inventories	—	22
Changes in Assets and Liabilities:
Accounts Receivable	(11)	—
Inventories	(305)	(184)
Accounts Payable, Accrued Expenses and Other	(55)	(122)
Income Taxes	(45)	(83)
Other Assets and Liabilities	(40)	(29)
Net Cash Used for Operating Activities	(249)	(200)
Investing Activities:
Capital Expenditures	(150)	(224)
Proceeds from Sale of Assets	16	—
Acquisition, Net of Cash Acquired	—	1
Other Investing Activities	1	—
Net Cash Used for Investing Activities	(133)	(223)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	460	405
Repayments of Borrowings from Asset-based Revolving Credit Facility	(165)	(145)
Payments for Contingent Consideration related to Adore Me Acquisition	(16)	—
Tax Payments related to Share-based Awards	(9)	(10)
Payments of Long-term Debt	(3)	(3)
Repurchases of Common Stock	—	(125)
Proceeds from Stock Option Exercises	—	3
Other Financing Activities	5	(3)
Net Cash Provided by Financing Activities	272	122
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)
Net Decrease in Cash and Cash Equivalents	(109)	(303)
Cash and Cash Equivalents, Beginning of Period	270	427
Cash and Cash Equivalents, End of Period	$161	$124

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 890 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com and www.AdoreMe.com, and other digital channels worldwide. Additionally, the Company has more than 490 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and digital channels.
In the third quarter of 2024, the Company made certain executive leadership changes, including the appointment of a new Chief Executive Officer and the elimination of two executive officer roles to streamline its executive leadership team. In the first quarter of 2023, the Company implemented restructuring actions to reorganize and improve its organizational structure. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2024” and “third quarter of 2023” refer to the thirteen-week periods ended November 2, 2024 and October 28, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the thirty-nine-week periods ended November 2, 2024 and October 28, 2023, respectively, and “fiscal year 2024” and “fiscal year 2023” refer to the fifty-two-week period ending February 1, 2025 and the fifty-three-week period ended February 3, 2024, respectively.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 2, 2024 and October 28, 2023 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2024.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and thirty-nine-week periods ended November 2, 2024 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending February 1, 2025.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Loss, and the Company's share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Loss. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
The carrying values of equity method investments were $61 million as of November 2, 2024, $60 million as of February 3, 2024 and $56 million as of October 28, 2023. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities' assets, liabilities and results of operations and including them in the Company's Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Loss. Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of November 2, 2024, the Company's investment portfolio was primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $176 million as of November 2, 2024, $183 million as of February 3, 2024 and $154 million as of October 28, 2023.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the third quarter of 2024 that had a material impact on the Company’s results of operations, financial position or cash flows.
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for annual reporting periods beginning in fiscal year 2024 and interim periods beginning in fiscal year 2025. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.
2. Acquisition
On December 30, 2022, the Company completed its acquisition of 100% of the equity interests of AdoreMe, Inc. (“Adore Me”). Under the terms of the definitive agreement setting forth the terms and conditions of the acquisition (the “Merger Agreement”), the Company made an upfront cash payment of $391 million at closing and agreed to pay further cash consideration in an aggregate amount of at least $80 million, consisting of a fixed payment to be made on or prior to January 15, 2025, and up to $300 million based on the performance of Adore Me and achievement of specified strategic objectives and certain EBITDA and net revenue goals within the two-year period following closing of the transaction. Under the terms of the Merger Agreement, up to $60 million of the further cash consideration is subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”). These Contingent Compensation Payments are not included as consideration when applying the acquisition method of accounting and are recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Loss if and when earned in future periods.
During the first quarter of 2024, the Company made payments of $20 million for the achievement of a specified strategic objective under the terms of the Merger Agreement, comprised of $16 million for contingent consideration classified as financing cash outflows and $4 million of Contingent Compensation Payments classified as operating cash outflows in the Consolidated Statement of Cash Flows.
In the third quarter and year-to-date 2024 and 2023, the Company recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in the third quarter and year-to-date 2023, the Company recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in the respective period.
The following table provides a summary by line item in the Consolidated Statements of Loss of the financial impact of purchase accounting items and additional acquisition-related costs for the third quarter and year-to-date 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Income Statement Line Item	(in millions)
Costs of Goods Sold, Buying and Occupancy	$—	$7	$—	$22
General, Administrative and Store Operating Expenses	6	—	19	24
Interest Expense	2	1	4	3
The deferred consideration liability for the future fixed payment was $79 million and $76 million as of November 2, 2024 and February 3, 2024, respectively, and is included within Accrued Expenses and Other in the Consolidated Balance Sheets. As of October 28, 2023, the deferred consideration liability for the future fixed payment was $74 million and is included within Other Long-term Liabilities in the Consolidated Balance Sheet. See Note 11, “Fair Value of Financial Instruments” for further information regarding the liability recognized at fair value for the contingent consideration.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $122 million as of November 2, 2024, $103 million as of February 3, 2024 and $102 million as of October 28, 2023. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $288 million as of November 2, 2024, $310 million as of February 3, 2024 and $283 million as of October 28, 2023. The Company recognized $113 million as revenue year-to-date 2024 from amounts recorded as deferred revenue at the beginning of the year. As of November 2, 2024, the Company recorded deferred revenue of $276 million within Accrued Expenses and Other, and $12 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Stores – North America	$738	$723	$2,267	$2,326
Direct	411	382	1,290	1,281
International (a)	198	160	567	492
Total Net Sales	$1,347	$1,265	$4,124	$4,099
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
The Company recognized Net Sales of $17 million and $20 million in the third quarter of 2024 and 2023, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $52 million and $66 million year-to-date 2024 and 2023, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $245 million and $205 million for the third quarter of 2024 and 2023, respectively. The Company’s net sales outside of the U.S. totaled $700 million and $637 million year-to-date 2024 and 2023, respectively.
4. Restructuring Activities
In the third quarter of 2024, the Company made certain executive leadership appointments and changes to streamline its executive leadership team. On August 12, 2024, the Board of Directors of the Company (the “Board”) appointed Hillary Super as Chief Executive Officer (“CEO”) of the Company and as a member of the Board, effective as of September 9, 2024, and terminated Martin Waters as CEO, effective as of August 13, 2024. Mr. Waters’ exit from the Company constituted a termination without cause under his employment agreement, entitling him to receive certain severance benefits provided under his employment agreement, subject to the terms and conditions of that agreement.
Effective as of September 3, 2024, the Company eliminated the executive officer roles of Brand President, which was held by Greg Unis, and Chief Customer Officer, which was held by Christine Rupp. Mr. Unis’s and Ms. Rupp’s departures from the Company both constituted a termination without cause under their respective employment agreements, entitling them to each receive the severance benefits provided under their respective severance agreements, subject to the terms and conditions of those agreements.
As a result of these executive leadership changes, pre-tax severance and related costs of $13 million were recorded in the third quarter of 2024 and are included in General, Administrative and Store Operating Expenses in the 2024 Consolidated Statements of Loss. As of November 2, 2024, there were $13 million of liabilities related to these executive leadership changes included in the Consolidated Balance Sheet.

In the first quarter of 2023, the Company implemented restructuring actions to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the Year-to-Date 2023 Consolidated Statement of Loss. As of November 2, 2024, there were less than $1 million of liabilities related to the restructuring actions implemented in the first quarter of 2023 included in the Consolidated Balance Sheet.
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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the third quarter and year-to-date 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Common Shares	79	77	78	78
Treasury Shares	—	—	—	—
Basic Shares	79	77	78	78
Effect of Dilutive Awards (a)(b)	—	—	—	—
Diluted Shares	79	77	78	78
Anti-dilutive Awards (a)	6	5	6	5
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)For the third quarter and year-to-date 2024 and 2023, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company's net loss for those periods.
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
The Company did not repurchase any shares of its common stock under the March 2024 Share Repurchase Program during the third quarter or year-to-date 2024. As of November 2, 2024, the Company was authorized to repurchase up to $250 million of the Company's common stock under the March 2024 Share Repurchase Program.
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
6. Inventories
The following table provides details of Inventories as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Finished Goods Merchandise	$1,242	$929	$1,159
Raw Materials and Merchandise Components	48	56	52
Total Inventories	$1,290	$985	$1,211
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Property and Equipment, at Cost	$3,564	$3,616	$3,654
Accumulated Depreciation and Amortization	(2,758)	(2,773)	(2,783)
Property and Equipment, Net	$806	$843	$871
Depreciation expense was $55 million and $65 million for the third quarter of 2024 and 2023, respectively, and $167 million and $197 million for year-to-date 2024 and 2023, respectively. Amortization expense for intangible assets was $6 million for both the third quarter of 2024 and 2023 and $19 million for both year-to-date 2024 and 2023.
In the first quarter of 2024, the Company classified certain non-store corporate-related assets that were expected to be sold within the next twelve months as held for sale within Other Current Assets on the Consolidated Balance Sheet. In the second quarter of 2024, the Company completed the sale of certain of these held for sale assets with an aggregate carrying value of $10 million. The net cash proceeds from the sale of these assets were $16 million and resulted in a gain of $6 million in Cost of Goods Sold, Buying and Occupancy in the Year-to-Date 2024 Consolidated Statement of Loss during the second quarter of 2024. As of November 2, 2024, the carrying value of the remaining assets held for sale was $8 million.

8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$216	$239	$213
Compensation, Payroll Taxes and Benefits	115	135	103
Future Fixed Payment Related to Adore Me Acquisition	79	76	—
Contingent Consideration Related to Adore Me Acquisition	64	74	16
Accrued Marketing	38	39	37
Taxes, Other than Income	37	43	39
Deferred Revenue on Loyalty and Credit Card Programs	34	45	43
Accrued Freight and Other Logistics	29	12	11
Deferred Revenue on Direct Shipments not yet Delivered	26	11	11
Returns Reserve	21	16	14
Accrued Interest	17	9	19
Accrued Claims on Self-insured Activities	14	11	10
Rent	6	6	5
Other	105	94	104
Total Accrued Expenses and Other	$801	$810	$625
9. Income Taxes
The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2024, the Company’s effective tax rate was 21.3% compared to 24.1% in the third quarter of 2023. Both rates differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined federal and state statutory rate.
For year-to-date 2024, the Company’s effective tax rate was (7.8%) compared to 20.6% for year-to-date 2023. The year-to-date 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from the vesting of share-based compensation awards. The year-to-date 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
The Company paid income taxes in the amount of $8 million and $6 million for the third quarter of 2024 and 2023, respectively, and $45 million and $65 million for year-to-date 2024 and 2023, respectively.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$388 million Term Loan due August 2028 (“Term Loan Facility”)	$383	$385	$385
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	440	145	555
Total Senior Secured Debt with Subsidiary Guarantee	823	530	940
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	595	594	594
Total Senior Debt with Subsidiary Guarantee	595	594	594
Total	1,418	1,124	1,534
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,414	$1,120	$1,530
Cash paid for interest was $49 million and $54 million for year-to-date 2024 and 2023, respectively.
Credit Facilities
The Company has a senior secured term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the third quarter of 2024 and 2023 and $3 million during both year-to-date 2024 and 2023.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and its subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of November 2, 2024, the interest rate on the loans under the Term Loan Facility was 8.46%.
The Company also has a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million. Interest on the loans under the ABL Facility is calculated by reference to (i) Term SOFR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, the Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of CDOR loans, 1.50% to 2.00%, (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%, and (z) in the case of Term SOFR loans, 1.60% to 2.10%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of the Company, subject to customary exceptions.
The Company borrowed $460 million and $405 million from the ABL Facility year-to-date 2024 and 2023, respectively, and made repayments of $165 million and $145 million under the ABL Facility year-to-date 2024 and 2023, respectively. As of November 2, 2024, there were borrowings of $440 million outstanding under the ABL Facility and the interest rate on the borrowings was 6.59%. The Company had $19 million of outstanding letters of credit as of November 2, 2024 that further reduced its availability under the ABL Facility. As of November 2, 2024, the Company's remaining availability under the ABL Facility was $291 million.

The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of November 2, 2024, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company's outstanding debt as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Principal Value	$988	$991	$992
Fair Value, Estimated (a)	916	897	830
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of November 2, 2024 based on the terms of the borrowings under the ABL Facility.
Recurring Fair Value Measurements
The following tables provide a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of November 2, 2024, February 3, 2024, October 28, 2023 and January 28, 2023 (in millions):

Balance Sheet Location	Measurement Level	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Accrued Expenses and Other	Level 3	$64	$74	$16	$30
Other Long-term Liabilities	Level 3	—	18	71	70
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses on the Consolidated Statements of Loss. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria's Secret & Co. for year-to-date 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Income Before Reclassifications	—	—
Tax Effect	—	—
Current-period Other Comprehensive Income	—	—
Balance as of November 2, 2024	$—	$—

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
In the third quarter of 2024, our net sales increased $82 million, or 7%, to $1.347 billion compared to $1.265 billion in the third quarter of 2023 and comparable sales increased 3% in the third quarter of 2024. Our North American store sales increased by 2%, or $15 million, to $738 million compared to $723 million in the third quarter of 2023, as an increase in traffic was partially offset by decreases in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and average unit retail (which we define as the average price per unit purchased) compared to the third quarter of 2023. Our direct channel sales increased by 7%, or $29 million, to $411 million compared to $382 million in the third quarter of 2023, as an increase in traffic was partially offset by a decrease in average unit retail compared to the third quarter of 2023. Our operating loss improved $20 million, to $47 million, compared to an operating loss of $67 million in the third quarter of 2023, and our operating loss rate (expressed as a percentage of net sales) was (3.5%) compared to (5.3%) in the third quarter of 2023. The decrease in operating loss in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by the increase in net sales and reductions in costs related to our supply chain initiative, partially offset by the increase in promotional activity and general, administrative and store operating expenses.
We continue to focus on our strategic priorities: 1) Accelerate Our Core; 2) Ignite Growth; and 3) Transform the Foundation. We are committed to optimizing our performance by focusing on what is within our control, and we are confident in our strategic direction and remain committed to delivering long-term sustainable value for our stockholders.
For additional information related to our third quarter of 2024 financial performance, see “Results of Operations.”
Financial Impacts of the Adore Me Acquisition
In the third quarter and year-to-date 2024 and 2023, we recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in both the third quarter and year-to-date 2023, we recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in the respective period. For additional information, see Note 2, “Acquisition.”

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP financial measures that present operating income (loss), net income (loss) attributable to Victoria's Secret & Co. and net income (loss) per diluted share attributable to Victoria's Secret & Co. on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2024	2023	2024	2023
Reconciliation of Reported to Adjusted Operating Income (Loss)
Reported Operating Income (Loss) - GAAP	$(47)	$(67)	$42	$(13)
Adore Me Acquisition-related Items (a)	—	1	1	26
Amortization of Intangible Assets (b)	6	6	19	19
Restructuring Charges (c)	13	—	13	11
Adjusted Operating Income (Loss)	$(28)	$(60)	$74	$43

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Loss Attributable to Victoria's Secret & Co. - GAAP	$(56)	$(71)	$(28)	$(72)
Adore Me Acquisition-related Items (a)	1	2	4	30
Amortization of Intangible Assets (b)	6	6	19	19
Restructuring Charges (c)	13	—	13	11
Tax Effect of Adjusted Items	(3)	(3)	(7)	(13)
Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.	$(39)	$(66)	$1	$(25)

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Loss Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$(0.71)	$(0.92)	$(0.36)	$(0.93)
Adore Me Acquisition-related Items (a)	0.02	—	0.06	0.31
Amortization of Intangible Assets (b)	0.06	0.06	0.17	0.18
Restructuring Charges (c)	0.13	—	0.13	0.11
Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.50)	$(0.86)	$0.01	$(0.33)
 ________________
(a)In the third quarter of 2024 and 2023, we recognized pre-tax expense of $1 million and $2 million ($1 million and $1 million after-tax, respectively) within net loss related to the financial impact of purchase accounting items related to the acquisition of Adore Me. These items include income of less than $1 million and $6 million, respectively, included in general, administrative and store operating expense and interest expense of $2 million and $1 million, respectively. Additionally, expense of $7 million is in costs of goods sold, buying and occupancy expense in the third quarter of 2023. Year-to-date 2024 and 2023, we recognized pre-tax expense of $4 million and $30 million ($5 million and $24 million after-tax, respectively) within net loss related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. These items include expense of $1 million and $5 million, respectively, in general, administrative and store operating expense and interest expense of $4 million and $3 million, respectively. Additionally, expense of $22 million is in costs of goods sold, buying and occupancy expense year-to-date 2023. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.

(b)In both the third quarter of 2024 and 2023, we recognized amortization expense of $6 million ($5 million after-tax) in general, administrative and store operating expense related to the acquisition of Adore Me. In both year-to-date 2024 and 2023, we recognized amortization expense of $19 million ($14 million after-tax) in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 7, “Long-Lived Assets” included in Item 1. Financial Statements.
(c)In the third quarter of 2024, we recognized a pre-tax charge of $13 million ($11 million after-tax) in general, administrative and store operating expense related to the appointment of a new CEO and the elimination of two executive officer roles to streamline our executive leadership team. In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax), $8 million in general, administrative and store operating expense and $3 million in buying and occupancy expense, related to restructuring activities to reorganize and improve our organizational structure. For additional information, see Note 4, “Restructuring Activities” included in Item 1. Financial Statements.
Store Data
The following table compares U.S. company-operated store data for the third quarter of 2024 to the third quarter of 2023 and year-to-date 2024 to year-to-date 2023:

	Third Quarter			Year-to-Date
	2024	2023	% Change	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$127	$122	4%	$390	$391	—%
Sales per Average Store (in thousands) (a)	$877	$833	5%	$2,677	$2,681	—%
Average Store Size (selling square feet)	6,878	6,833	1%
Total Selling Square Feet (in thousands)	5,468	5,610	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	November 2, 2024
Company-Operated:
U.S.	808	16	(35)	789
Canada	23	1	—	24
Subtotal Company-Operated	831	17	(35)	813

China Joint Venture:
Beauty & Accessories (a)	34	2	(5)	31
Full Assortment	36	2	—	38
Subtotal China Joint Venture	70	4	(5)	69

Partner-Operated:
Beauty & Accessories	307	22	(12)	317
Full Assortment	156	24	(5)	175
Subtotal Partner-Operated	463	46	(17)	492

Adore Me	6	—	—	6
Total	1,370	67	(57)	1,380
________________
(a)Includes twelve partner-operated stores as of November 2, 2024.

The following table represents store data for year-to-date 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	October 28, 2023
Company-Operated:
U.S.	812	12	(9)	815
Canada	25	—	(1)	24
Subtotal Company-Operated	837	12	(10)	839

China Joint Venture:
Beauty & Accessories (a)	39	2	(6)	35
Full Assortment	33	2	(1)	34
Subtotal China Joint Venture	72	4	(7)	69

Partner-Operated:
Beauty & Accessories	308	13	(24)	297
Full Assortment	135	23	(9)	149
Subtotal Partner-Operated	443	36	(33)	446

Adore Me	6	—	—	6
Total	1,358	52	(50)	1,360
________________
(a)Includes fourteen partner-operated stores as of October 28, 2023.
Results of Operations
Third Quarter of 2024 Compared to Third Quarter of 2023
Operating Loss
For the third quarter of 2024, our operating loss improved $20 million, to $47 million, compared to an operating loss of $67 million in the third quarter of 2023, and the operating loss rate (expressed as a percentage of net sales) improved to (3.5%) from (5.3%). The drivers of the operating loss results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2024 in comparison to the third quarter of 2023:

	2024	2023	% Change
Third Quarter	(in millions)
Stores – North America	$738	$723	2%
Direct	411	382	7%
International (a)	198	160	24%
Total Net Sales	$1,347	$1,265	7%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the third quarter of 2023 to the third quarter of 2024:

(in millions)
2023 Net Sales	$1,265
Sales Associated with Stores Included in the Comparable Stores Calculation	14
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	15
Direct Channels (a)	31
Credit Card Programs	(3)
International Wholesale, Royalty and Sourcing	24
Foreign Currency Translation	1
2024 Net Sales	$1,347
 _______________
(a)Results include consolidated joint venture direct sales in China.
The following table compares the third quarter of 2024 comparable sales to the third quarter of 2023:

	2024	2023
Comparable Sales (Stores and Direct) (a)	3%	(7%)
Comparable Store Sales (a)	2%	(11%)
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
Net sales in the third quarter of 2024 increased $82 million, or 7%, to $1.347 billion compared to $1.265 billion in the third quarter of 2023.
In the stores channel, our North America net sales increased $15 million, or 2%, to $738 million compared to the third quarter of 2023 as an increase in traffic was partially offset by decreases in conversion and average unit retail.
In the direct channel, net sales increased $29 million, or 7%, to $411 million, as an increase in traffic was partially offset by a decrease in average unit retail compared to the third quarter of 2023.
In the international channel, net sales increased $38 million, or 24%, to $198 million compared to the third quarter of 2023. Increases in net sales in the third quarter of 2024 compared to the third quarter of 2023 were driven by increases in sourcing sales to our partners, net sales in China and royalties earned associated with franchise sales in many countries outside of North America.
Gross Profit
For the third quarter of 2024, our gross profit increased by $41 million compared to the third quarter of 2023 to $468 million, and our gross profit rate (expressed as a percentage of net sales) increased to 34.8% from 33.8%.
The increase in gross profit dollars was primarily due to the increase in merchandise margin dollars driven by the increase in net sales and reductions in costs of goods sold related to our supply chain initiative, partially offset by the increase in promotional activity and an increase in transportation costs. Additionally, the increase in gross profit dollars compared to the third quarter of 2023 was driven by the recognition in gross profit of $7 million in the third quarter of 2023 related to the fair value step-up adjustment on the acquired inventory from Adore Me.
The gross profit rate increase was driven by reductions in costs of goods sold related to our supply chain initiative and the expense recorded in the third quarter of 2023 as noted above, partially offset by increased promotional activity and increased transportation costs. Additionally, the gross profit rate increase was due to leverage in buying and occupancy expenses in the quarter as a result of the increase in net sales compared to the third quarter of 2023.

General, Administrative and Store Operating Expenses
For the third quarter of 2024, our general, administrative and store operating expenses increased $21 million, or 4%, to $515 million compared to the third quarter of 2023. The increase in general, administrative and store operating expenses compared to the third quarter of 2023 was due to a restructuring charge of $13 million in the third quarter of 2024 and increases in wage rates, charges related to Adore Me purchase accounting items and certain other administrative expenses, partially offset by a decrease in marketing expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 38.2% from 39.1% primarily due to leverage as a result of the increase in net sales compared to the third quarter of 2023.
Interest Expense
For the third quarter of 2024, our interest expense decreased $4 million to $22 million compared to the third quarter of 2023 primarily due to our lower average outstanding debt and lower average borrowing rates for our ABL Facility and Term Loan Facility.
Provision (Benefit) for Income Taxes
For the third quarter of 2024, the Company’s effective tax rate was 21.3% compared to 24.1% in the third quarter of 2023. Both rates differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined federal and state statutory rate.
Results of Operations
Year-to-Date 2024 Compared to Year-to-Date 2023
Operating Income (Loss)
For year-to-date 2024, operating income increased $55 million, to $42 million, compared to an operating loss of $13 million year-to-date 2023, and the operating income (loss) rate (expressed as a percentage of net sales) increased to 1.0% from (0.3%). The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2024 in comparison to year-to-date 2023:

	2024	2023	% Change
Year-to-Date	(in millions)
Stores – North America	$2,267	$2,326	(3%)
Direct	1,290	1,281	1%
International (a)	567	492	15%
Total Net Sales	$4,124	$4,099	1%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales from year-to-date 2023 to year-to-date 2024:

(in millions)
2023 Net Sales	$4,099
Sales Associated with Stores Included in the Comparable Stores Calculation	(81)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	45
Direct Channels (a)	22
Credit Card Programs	(14)
International Wholesale, Royalty and Sourcing	56
Foreign Currency Translation	(3)
2024 Net Sales	$4,124
 _______________
(a)Results include consolidated joint venture direct sales in China.

The following table compares year-to-date 2024 comparable sales to year-to-date 2023:

	2024	2023
Comparable Sales (Stores and Direct) (a)	(2%)	(10%)
Comparable Store Sales (a)	(4%)	(13%)
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
Net sales year-to-date 2024 increased $25 million, or 1%, to $4.124 billion compared to $4.099 billion year-to-date 2023.
In the stores channel, our North America net sales decreased $59 million, or 3%, to $2.267 billion, compared to year-to-date 2023 as an increase in traffic was more than offset by decreases in conversion and average unit retail.
In the direct channel, net sales increased $9 million, or 1%, to $1.290 billion, as an increase in traffic was partially offset by decreases in conversion and average unit retail compared to year-to-date 2023.
In the international channel, net sales increased $75 million, or 15%, to $567 million compared to year-to-date 2023. Increases in net sales year-to-date 2024 compared to year-to-date 2023 were driven by increases in sourcing sales to our partners, net sales in China, royalties earned associated with franchise sales in many countries outside of North America and our wholesale arrangements.
Gross Profit
For year-to-date 2024, our gross profit increased $55 million to $1.471 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 35.7% from 34.6%.
The increase in gross profit dollars was primarily due to the increase in net sales, reductions in costs of goods sold related to our supply chain initiative and a decrease in buying and occupancy expenses, partially offset by an increase in promotional activity. Additionally, the increase in gross profit dollars compared to year-to-date 2023 was driven by the recognition in gross profit of $22 million year-to-date 2023 related to the fair value step-up adjustment on the acquired inventory from Adore Me.
The gross profit rate increase was primarily driven by reductions in costs of goods sold related to our supply chain initiative and the expense recorded year-to-date 2023 as noted above, partially offset by increased promotional activity. Additionally, the gross profit rate increase was due to leverage in buying and occupancy expenses as a result of the increase in net sales and a decrease in buying and occupancy expenses compared to year-to-date 2023.
General, Administrative and Store Operating Expenses
For year-to-date 2024, our general, administrative and store operating expenses remained flat at $1.429 billion as a decrease in marketing expenses and charges related to Adore Me purchase accounting items were offset by an increase in wage rates, an increase in certain other administrative expenses and an increase in the restructuring charges year-to-date 2024 compared to year-to-date 2023.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased slightly to 34.7% from 34.9% due to leverage as a result of the increase in sales compared to year-to-date 2023.
Interest Expense
For year-to-date 2024, our interest expense decreased $6 million to $66 million compared to year-to-date 2023 primarily due to our lower average outstanding debt, partially offset by higher average borrowing rates for our ABL Facility and Term Loan Facility.

Provision (Benefit) for Income Taxes
For year-to-date 2024, the Company’s effective tax rate was (7.8%) compared to 20.6% year-to-date 2023. The year-to-date 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from the vesting of share-based compensation awards. The year-to-date 2023 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to non-deductible liabilities related to contingent consideration and Contingent Compensation Payments under the terms of the Merger Agreement.
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

The following table provides a summary of our working capital position and capitalization as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(249)	$389	$(200)
Capital Expenditures (a)	150	256	224
Working Capital	260	(81)	268
Capitalization:
Long-term Debt	1,414	1,120	1,530
Victoria's Secret & Co. Shareholders' Equity	429	417	220
Total Capitalization	$1,843	$1,537	$1,750
Amounts Available Under the ABL Facility (b)	$291	$423	$176
_______________
(a)The November 2, 2024 and October 28, 2023 amounts represent thirty-nine-week periods and the February 3, 2024 amounts represent a fifty-three-week period.
(b)For the reporting period ended November 2, 2024, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $440 million and letters of credit of $19 million. For the reporting period ended February 3, 2024, the availability was limited by our borrowing base of $587 million, less outstanding borrowings of $145 million and letters of credit of $19 million. For the reporting period ended October 28, 2023, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $555 million and letters of credit of $19 million.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2024 and 2023:

	Year-to-Date
	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$270	$427
Net Cash Used for Operating Activities	(249)	(200)
Net Cash Used for Investing Activities	(133)	(223)
Net Cash Provided by Financing Activities	272	122
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)
Net Decrease in Cash and Cash Equivalents	(109)	(303)
Cash and Cash Equivalents, End of Period	$161	$124
Operating Activities
Net cash used for operating activities reflects net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, gain on sale of assets and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2024 was $249 million, an increase in net cash flows used for operating activities of $49 million compared to year-to-date 2023. The increase in net cash flows used for operating activities in year-to-date 2024 was primarily driven by higher net operating cash outflows associated with working capital changes of $38 million, a decrease in depreciation and amortization of long-lived assets of $24 million and the $22 million amortization of the fair value adjustment on the acquired inventory from Adore Me year-to-date 2023, partially offset by a decrease in net loss of $43 million compared to year-to-date 2023. The most significant working capital driver resulting in the increase in net operating cash outflows year-to-date 2024 compared to year-to-date 2023 is related to the higher seasonal increase in inventory levels driven by the earlier receipt of holiday shipments compared to year-to-date 2023. The increase in net operating cash outflows year-to-date 2024 compared to year-to-date 2023 is partially offset by the payment of the occupancy-related legal matter year-to-date 2023 and income taxes paid of $45 million year-to-date 2024 compared to $65 million paid year-to-date 2023.

Investing Activities
Net cash used for investing activities year-to-date 2024 was $133 million, consisting primarily of $150 million of capital expenditures, partially offset by $16 million of proceeds on the sale of certain non-store corporate-related assets. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.
Net cash used for investing activities year-to-date 2023 was $223 million, consisting primarily of capital expenditures of $224 million. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth and technology investments relating to separation activities from Bath & Body Works, Inc.
We are estimating capital expenditures to be approximately $190 million for fiscal year 2024. We expect that our capital expenditures will continue to be focused on our store capital program along with investments in technology related to our strategic initiatives to drive growth.
Financing Activities
Net cash provided by financing activities year-to-date 2024 was $272 million, consisting primarily of borrowings of $460 million under the ABL Facility, partially offset by $165 million of repayments under the ABL Facility and a $16 million payment for contingent consideration related to the acquisition of Adore Me.
Net cash provided by financing activities year-to-date 2023 was $122 million, consisting primarily of borrowings of $405 million under the ABL Facility, partially offset by $145 million of repayments under the ABL Facility and $125 million of share repurchases.
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
We did not repurchase any shares of our common stock under the March 2024 Share Repurchase Program during the third quarter or year-to-date 2024. As of November 2, 2024, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$388 million Term Loan due August 2028 (“Term Loan Facility”)	$383	$385	$385
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	440	145	555
Total Senior Secured Debt with Subsidiary Guarantee	823	530	940
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	595	594	594
Total Senior Debt with Subsidiary Guarantee	595	594	594
Total	1,418	1,124	1,534
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,414	$1,120	$1,530
Cash paid for interest was $49 million and $54 million for year-to-date 2024 and 2023, respectively.
Credit Facilities
We have a senior secured term loan B credit facility in an aggregate principal amount of $400 million, which will mature in August 2028. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the third quarter of 2024 and 2023 and $3 million during both year-to-date 2024 and 2023.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of November 2, 2024, the interest rate on the loans under the Term Loan Facility was 8.46%.

We also have a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and an expiration date of August 2026. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million. Interest on the loans under the ABL Facility is calculated by reference to (i) Term SOFR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of CDOR loans, 1.50% to 2.00%, (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%, and (z) in the case of Term SOFR loans, 1.60% to 2.10%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of ours, subject to customary exceptions.
We borrowed $460 million and $405 million from the ABL Facility year-to-date 2024 and 2023, respectively, and made repayments of $165 million and $145 million under the ABL Facility year-to-date 2024 and 2023, respectively. As of November 2, 2024, there were borrowings of $440 million outstanding under the ABL Facility and the interest rate on the borrowings was 6.59%. We had $19 million of outstanding letters of credit as of November 2, 2024 that further reduced our availability under the ABL Facility. As of November 2, 2024, our remaining availability under the ABL Facility was $291 million.
Due to seasonal and holiday-related sales patterns, borrowings under the ABL Facility typically peak in the third quarter as inventory builds in anticipation of the holiday period. Subsequent to the end of the third quarter of 2024 and as of December 9, 2024, borrowings of $130 million remained outstanding under the ABL Facility and are expected to continue to decrease through the fourth quarter.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of November 2, 2024, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of November 2, 2024:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Negative	Negative
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory, deferred cash consideration related to the acquisition of Adore Me and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Except with respect to the additional $295 million of outstanding borrowings under the ABL Facility as of November 2, 2024, there have been no material changes in our contractual obligations since February 3, 2024, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2023 Annual Report on Form 10-K filed with the SEC on March 22, 2024. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the third quarter of 2024 that had a material impact on our results of operations, financial position or cash flows.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for annual reporting periods beginning in fiscal year 2024 and interim periods beginning in fiscal year 2025. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of November 2, 2024, our investment portfolio was primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of November 2, 2024 consists of the 2029 Notes, which have a fixed interest rate, the $388 million in outstanding borrowings under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $440 million in outstanding borrowings under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Principal Value	$988	$991	$992
Fair Value, Estimated (a)	916	897	830
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of November 2, 2024, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of November 2, 2024 based on the terms of the borrowings under the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of November 2, 2024, our investment portfolio was primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
August 4, 2024 - August 31, 2024 (“August 2024”)	12	$17.65	—	$250,000
September 1, 2024 - October 5, 2024 (“September 2024”)	3	$24.65	—	250,000
October 6, 2024 - November 2, 2024 (“October 2024”)	23	$25.07	—	250,000
Total	38		—
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
(c)The March 2024 Share Repurchase Program, which was announced on March 6, 2024, authorizes the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The March 2024 Share Repurchase Program will continue until exhausted.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2024).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

10.1*	Executive Employment Agreement by and between VS Service Company, LLC and Hillary Super, dated as of August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2024).

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Timothy Johnson
Timothy Johnson Chief Financial and Administrative Officer *
Date: December 9, 2024
*    Mr. Johnson is the principal financial officer and the principal accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.