Form 10-K
period 2025-02-01
Victoria's Secret & Co.
filed 2025-03-21
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,259,904,469.
Number of shares outstanding of the registrant’s common stock as of March 14, 2025: 78,888,589.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
Victoria's Secret & Co. (together with its subsidiaries unless the context otherwise requires, “we”, “us”, “our” or the “Company”) is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret, PINK and Adore Me brand names. We have more than 880 stores in the United States (“U.S.”), Canada and China, as well as our own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, we have more than 500 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving us and our international partners. We operate as a single segment designed to seamlessly serve customers worldwide through stores and digital channels.
On December 30, 2022, we completed our acquisition of AdoreMe, Inc. (“Adore Me”), a digitally-native intimates brand. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Our Brands
Our business operates two market-leading intimate apparel brands, Victoria’s Secret and PINK, each complemented by an industry-leading beauty business. Adore Me, our technology-led, digital first intimates brand serves women of all sizes, budgets and lifestyles. Our brands share a common purpose of supporting women in all they do. We offer a range of products including signature bras, panties, lingerie, casual sleepwear, apparel, sport and swim, as well as prestige fragrances and body care.
Victoria’s Secret
The Victoria’s Secret brand is a global leader in intimate apparel, renowned for its innovative, fashion-inspired collections including signature bras, panties, lingerie, casual sleepwear, swim, lounge and sport, as well as award-winning prestige fragrances and body care. Victoria’s Secret is a timeless staple for sexy, glamorous and affordable luxury for women around the world.
PINK
PINK is a lifestyle brand for young women providing fun, vibrant collections and heritage pieces, including apparel, loungewear, activewear, bras, panties, accessories, beauty and more. PINK's vibrant colors, playful designs and enduring commitment to community help customers feel supported, confident and stylish every day.
Adore Me
Adore Me is a direct-to-consumer lingerie and apparel brand that is focused on serving women of all sizes and budgets at all phases of life. Adore Me is transforming the way customers shop with a home try-on commerce service, a series of innovation-driven products and a mission of making sustainable shopping accessible to all.
Joint Venture Partnership
Victoria's Secret China
In April 2022, we entered into a joint venture agreement with Regina Miracle International (Holdings) Limited (“Regina Miracle”), a company listed on the Hong Kong Stock Exchange, to operate Victoria's Secret stores and the related online business in China. Under the terms of the agreement, we own 51% of the joint venture and Regina Miracle owns the remaining 49%. Since we have retained control over the joint venture, the joint venture's assets, liabilities and results of operations continue to be consolidated in our consolidated financial statements. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2024” and “2022” refer to the fifty-two-week periods ended February 1, 2025 and January 28, 2023, respectively, and “2023” refers to the fifty-three-week period ended February 3, 2024.
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
The following table provides the number of our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores in operation as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Company-Operated:
U.S.	782	808
Canada	24	23
	806	831

China Joint Venture:
Beauty & Accessories (a)	30	34
Full Assortment	40	36
	70	70

Adore Me	6	6
Total	882	907
_______________
(a)    Includes thirteen partner-operated stores.
The following table provides the changes in the number of our company-operated Victoria's Secret and PINK, China joint venture and Adore Me retail stores operated for the past three fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	Reclassed to Joint Venture (b)	End of Year
2024 (c)	907	24	(49)	—	—	882
2023 (c)	915	21	(29)	—	—	907
2022 (c)	899	26	(24)	6	8	915
_______________
(a)    Relates to acquisition of Adore Me. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)    Relates to the China joint venture with Regina Miracle. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)    Includes thirteen partner-operated China joint venture stores.
Franchise, License and Wholesale Arrangements
In addition to our retail stores, our Victoria's Secret and PINK products are sold at partner stores and on partner websites in nearly 70 countries. We are focused on ensuring our partners have the commitment and capability to provide a quality customer experience and to grow our brands internationally.
Under the terms of our franchise, license and wholesale arrangements, we provide our partners the rights to sell our products in various geographic regions along with operational policies and standards governing such matters as the supply and sale of our products, in stores and online, marketing and store training. Our partners are generally responsible for providing the capital necessary to lease retail space, build out stores and/or develop websites, fund the operations of their business, and over the longer term, reinvest in their business. Our partners are responsible for the day-to-day operations of their business, and must do so in accordance with our policies and standards, which are focused on ensuring a consistent customer experience around the world. These arrangements can typically be terminated by us, upon delivery of notice, in the event of any breach of representations or warranties.

Our franchise and license arrangements with our partners typically have an initial term of approximately ten years, with an option to renew, subject to customary conditions. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by our franchise and license partners to retail customers, typically based on a percentage of sales. Royalty rates, which are generally low-double digits to low-teens, vary based on store format, local business conditions and various other factors.
Our wholesale arrangements with our partners typically have an initial term of five years, with an option to renew, subject to customary conditions. Wholesale prices, which vary by product category, are generally based on a discount to the suggested retail price. Revenue is generally recognized under wholesale arrangements at the time title of the product passes to the wholesale partner.
The following table provides the number of our international stores operated by our partners by store type as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Beauty and Accessories (a)	324	307
Full Assortment	181	156
Total	505	463
_______________
(a)    Does not include the thirteen partner-operated China joint venture stores.
Our Competitive Strengths
Market Leading Brands Driving Growth
Our two flagship brands, Victoria's Secret and PINK, have a strong global presence and high awareness among consumers. Their combined market share in the intimates category remains robust, underscoring our leading position in the industry and providing a significant competitive advantage. In addition to our core brands, we also have Adore Me, a technology-led, digital first innovative intimates and apparel brand.
While our heritage is deeply rooted in intimate apparel, our brands also offer compelling assortments in adjacent product categories including fragrance, beauty, apparel, loungewear, sleepwear, sport and swimwear. This diversified portfolio allows us to serve customers across multiple lifestyle touchpoints, further strengthening our position as a leader in the industry.
Global Scale and Reach
We have a powerful presence in the U.S. and worldwide, engaging customers through three key distribution channels.
•North American Stores - With 812 stores across the U.S. and Canada, totaling 5.6 million square feet of selling space as of the end of 2024, our expansive store fleet delivers immersive brand experiences at premier shopping destinations throughout North America. Our dedicated sales associates and store managers bring our products to life with exceptional service and expertise.
•Digital - Our digital ecosystem creates a seamless, personalized shopping experience across brands and platforms. We are constantly enhancing our websites, applications and social media with advanced digital marketing and personalization, omnichannel capabilities and real-time inventory connectivity to meet customers wherever they are.
•International - We have 575 international stores spanning Asia, Europe, the Americas, the Middle East and Africa and international digital sites in nearly 70 countries as of the end of 2024. We are focused on growing our business in existing markets and expanding globally with new stores and digital platforms in new markets. Our smaller footprint travel retail locations in airports provide valuable global exposure.
Agile, Responsive and Efficient Supply Chain
Our sourcing and production strategy is built for speed, quality and cost efficiency.
•Global Expertise - We have cultivated a strong sourcing presence in the U.S. and Asia, helping to drive innovation and speed-to-market across our product categories. Our intimates and apparel are produced through an internationally outsourced platform, while our beauty manufacturing, which is largely centered in Ohio, provides agility and cutting-edge product development.
•Flexibility & Adaptability - We leverage close supplier partnerships and a highly responsive supply chain to manage inventory dynamically and adapt to customer demand. Our agility allows us to respond in real time to shifts in customer preferences and quickly replenish strong selling products, maximizing sales and merchandise margin rate opportunities.

•Cost-Effective & High-Quality Production - Our strong relationships with suppliers enable us to manufacture products efficiently without sacrificing quality. Our global supply base and flexible sourcing strategy provide a key competitive advantage, allowing us to deliver a broad product range, ongoing innovation and a compelling assortment to our customers. This flexibility ensures we can navigate market dynamics while maintaining our commitment to delivering high-quality, trend-forward products.
Experienced Leadership Driving Success
Our highly skilled management team brings deep industry expertise and a collaborative approach across our brands and channels. With a strong understanding of the retail landscape and our business, they are focused on driving growth, innovation and operational excellence.
Distribution Channels
Our distribution channels include North American stores, digital websites and mobile applications and international stores. We utilize these channels to reach our consumers in the physical and digital locations they frequent within their geographies.
North American Stores
The North American stores channel represents our physical retail locations in North America and accounted for $3.428 billion, or 55%, of our revenue in 2024. We operated 812 physical locations as of the end of 2024, including a range of full assortment stores, Victoria’s Secret stores, free-standing PINK stores and free-standing Adore Me stores.
We are investing in our stores by refreshing existing stores in a store of the future concept that utilizes smaller, more flexible space and a unique dual-brand layout to meet the needs of our customer and accommodate shifting consumer preferences for omnichannel shopping. We continue to right-size our stores to optimize our physical retail footprint and enable omnichannel sales. Additionally, we are investing in our people through field talent and leadership development to optimize the customer experience in stores.
Digital
The digital channel accounted for $2.042 billion, or 33%, of our revenue in 2024. This channel includes sales that are derived from our websites and mobile applications.
Our digital presence, including social media, our websites and our mobile applications, allows us to get to know our customers better and communicate with them anytime and anywhere.
We continuously improve and modernize our digital platform, including through the use of artificial intelligence-driven chatbots and geo-targeted digital marketing. Our digital platform is designed to further support our physical presence and brand awareness and drive growth of omnichannel sales.
International
The international channel represents our stores and digital sites in China as well as royalty and wholesale sales related to the stores and digital sites operated by our franchise, license, wholesale and joint venture partners. International net sales accounted for $760 million, or 12%, of our revenue in 2024. As of the end of 2024, we had 70 joint venture-operated stores in China as well as 505 partner-operated stores around the world, including locations across Asia, Europe, the Americas, the Middle East and Africa.
Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon the sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time title of the product passes to the partner. We plan to increase the number of locations under these types of arrangements as part of our international expansion strategy.
Additional Information
Merchandise Vendors
During 2024, we purchased merchandise from approximately 335 vendors located throughout the world, the largest of which accounted for approximately 12% of our purchases by spend. We believe there are numerous alternative suppliers for our merchandise and that the loss of any one vendor would not have a material adverse effect on our business.

Design, Product Development and Sourcing
Our product design and innovation is an important component of our strategy. We prioritize frequent and fashionable product launches across product categories with a focus on superior fit, finish and quality. Our merchant, design and sourcing teams have a long history of designing innovative products to meet our customers’ needs. We believe our focus on product development differentiates our offering through masterful fit, broad ranges of sizes and comfortable and appealing silhouettes. Additionally, our sourcing and production functions, which have a long and deep presence in key sourcing markets including those in the U.S. and Asia, allow us to partner with premier manufacturers to produce high-quality products quickly.
Our product development team works with four key design periods for the year: Spring, Summer, Fall and Holiday, that represent our selling seasons. Certain product lines offer more frequent introductions of new merchandise, and the primary selling seasons, Fall and Holiday, will often showcase greater quantities of new merchandise. We strive to tailor our buying strategies to align with customer demand and trends across our core categories with agile and fast lead times.
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain.
Distribution and Merchandise
A substantial portion of our merchandise is shipped to our distribution centers in the Columbus, Ohio area. Additionally, we use third-party operated distribution centers located throughout North America and Europe to distribute our merchandise. We also utilize a third-party operated distribution center in Mexico to support the distribution of merchandise for our Adore Me brand.
Our policy is to maintain sufficient quantities of inventories on hand in our retail stores and distribution centers to enable us to offer customers an appropriate selection of current merchandise. We emphasize rapid turnover and mark down products as needed to keep merchandise fresh and on-trend.
Marketing, Advertising and Customer Support
Our marketing and advertising strategies are designed to showcase the fashion, innovation and quality of our products while reinforcing our brands’ positioning in an ever-evolving market. We aim to drive brand awareness, deepen customer loyalty and tailor our messaging to build more meaningful connections.
To align with evolving consumer preferences and behavior, we are expanding our brand presence through traditional media, entertainment platforms and community-driven forums. Our omnichannel marketing strategy is designed to reach customers wherever they are through a mix of social media, digital media, print, paid search and influencer collaborations. We use data analytics to continuously evaluate our advertising and promotional efforts to maximize impact and return on investment.
Our e-commerce platform and store locations work together to create a seamless brand experience, delivering consistent messaging and brand identity across all touchpoints. Each brand has a specialized marketing team focused on customer engagement, and our highly knowledgeable in-store associates receive ongoing training to ensure positive, informed interactions that enhance the shopping experience.
Information Systems
Our management information systems consist of various retail, financial and merchandising systems. Our systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance.
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

Intellectual Property
Our trademarks and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the U.S. Patent and Trademark Office and with the registries of many foreign countries where our products are manufactured or sold. We believe our products are identified by our trademarks and, thus, our trademarks are of significant value. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect our intellectual property assets against infringement, misappropriation and other violations. Although laws vary by jurisdiction, in general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.
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
Other Information
For additional information about our business, including our net sales and operating income for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The women’s intimates, apparel and beauty industry is highly competitive. We seek to differentiate ourselves from our competitors by leveraging our powerful brand equity, unmatched scale and commitment to high-quality, innovative products.
Our competition comes from many sources, including specialty retailers, department stores, mass merchandisers, online retailers, discount retailers and an increasing number of private-label and emerging brands. To succeed in this dynamic landscape, we focus on what matters most to our customers: brand image, customer experience, marketing, design, price, service, fulfillment, assortment, fit and quality. With our deep expertise and customer-first approach, we continue to lead the industry in our core categories, delivering products that inspire confidence and loyalty.
Human Capital Management
A Culture Built for Performance, Innovation, Inclusion and Belonging
At Victoria’s Secret & Co., our strength lies in our people and we are dedicated to building and maintaining a high-performance, customer-centric culture. We believe that a high-performance culture is one where every associate is empowered, engaged and driven to deliver their best work. By fostering a customer-centric mindset, we ensure that innovation, agility and excellence guide everything we do.
At the heart of this culture is belonging—creating an environment where every associate feels valued, respected and supported. When people feel seen and included, they perform at their best, collaborate more effectively and drive greater impact. By championing shared success, investing in talent and fostering an inclusive workplace, we unlock the full potential of our teams and deliver exceptional experiences for our customers.
Fostering a Sense of Community and Shared Respect
At Victoria’s Secret & Co., we believe that a strong, connected associate community drives success. We foster engagement by encouraging open dialogue and feedback, and through active listening at all levels of the organization. In addition, associate-led inclusion resource groups and belonging-focused programming ensure that associates and leadership across all levels embody a culture of respect, collaboration and accountability that drives individual and team success.
Beyond the workplace, our purpose extends to making a positive impact in the communities we serve. We support associates in giving back through donation matching, volunteer opportunities and grants for causes they care about. Together, we are building a workplace, and a community, where everyone has the opportunity to thrive.
Attracting and Developing Talent
We are committed to recruiting, retaining and advancing top talent that represents a wide range of backgrounds, experiences and perspectives. Through robust career development programs, mentorship and leadership training, we equip associates and leaders with the tools they need to grow, innovate and make an impact.

As of February 1, 2025, we employed approximately 31,000 associates, approximately 18,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season. Approximately 76% of our associates work in our stores, 9% in distribution centers, with the remaining balance working in our home office.
Offering Competitive Compensation and Benefits
We recognize and reward our associates’ contributions with competitive pay and benefits designed to support their well-being at work and at home. From paid parental leave and tuition assistance to wellness programs and generous merchandise discounts, we provide benefits that help our associates thrive.
Ensuring Equal Pay for Equal Work
We are committed to pay equity across gender, race and background and conduct periodic third-party reviews to ensure fairness in our pay equity. Our compensation programs are designed to reward performance and align with our business goals, fostering a culture of accountability and shared success.
Ensuring Safe and Healthy Workplaces
We prioritize the safety and well-being of our associates, customers and partners. Our commitment to maintaining clean, secure, and supportive workplaces extends across our stores, distribution centers and corporate offices. We continuously invest in workplace safety measures, training and policies to protect and empower our teams.
Promoting Integrity and Accountability
We hold ourselves accountable for creating a workplace that is fair, transparent and built on trust. Through strong leadership, ethical business practices and clear performance expectations, we promote an environment where every associate has the opportunity to contribute meaningfully to our collective success.
To uphold these standards, we provide associates with resources to navigate ethical decisions and report concerns confidentially. Our Ethics Hotline allows associates to anonymously report potential violations of laws or company policies 24 hours a day, 7 days a week, ensuring a safe and open environment for speaking up. Our Code of Conduct, rooted in our values, defines the behaviors we expect and reinforces our commitment to integrity.
Each year, all associates participate in a comprehensive Code of Conduct certification process, affirming their commitment to ethical conduct and completing required training. By holding ourselves and each other accountable, we foster a culture where integrity, respect and responsibility are the foundation of how we work and lead.
Model Engagement and Photo Shoot Compliance
At Victoria’s Secret & Co., our values define who we are and what we stand for, including treating everyone with dignity and respect. To support these values, we have established compliance processes and protocols which apply to all of our associates and third parties participating in photo shoots, public relations events, fit sessions and other internal meetings where models are present.
Our Global Ethics and Compliance team is responsible for the day-to-day administration and management of the model engagement and photo shoot compliance protocols. Responsibilities include executing certain compliance processes related to our Photo Shoot Procedures and Fit Session Protocol, training new and existing associates and escalating allegations of misconduct for investigation by the appropriate teams. For photo shoots, external crew is required to certify to our Anti-Harassment and Civility Policy and authorized compliance monitors are assigned to every photo shoot to provide oversight and ensure compliance with the Photo Shoot Procedures and Fit Session Protocol.
Executive Officers of Registrant
Our executive officers at the end of 2024 were as follows:
•Hillary Super, 52, has been our Chief Executive Officer (“CEO”) since September 2024. Prior to joining Victoria's Secret & Co., Ms. Super served as CEO of Savage X Fenty from June 2023 to August 2024 and Global CEO of Anthropologie Group, an Urban Outfitters Company, from January 2017 to April 2021;
•Scott Sekella, 48, has been our Chief Financial Officer since January 2025. Prior to joining Victoria’s Secret & Co., Mr. Sekella previously served as Chief Financial Officer of JOANN Inc. from September 2022 to July 2024. In March 2024, JOANN Inc. and certain of its subsidiaries commenced voluntary cases for Chapter 11 bankruptcy protection. In April 2024, the company’s bankruptcy plan became effective and JOAAN Inc. emerged from bankruptcy. Prior to joining JOANN Inc., Mr. Sekella served as Vice President of Corporate Financial Planning and Analysis of Under Armour, Inc. from December 2019 to September 2022;

•Dein Boyle, 65, has been our Chief Operating Officer since 2020. Mr. Boyle joined L Brands in 2008 and previously served as Chief Operating Officer of PINK from 2016 to 2020, Chief Administrative Officer of PINK from 2015 to 2016 and Executive Vice President at PINK from 2012 to 2014; and
•Melinda McAfee, 54, has been our Chief Human Resources Officer and Chief Legal Officer since October 2022. Ms. McAfee joined Victoria’s Secret & Co. in May 2021 and previously served as Chief Legal Officer from May 2021 to October 2022. Prior to May 2021, Ms. McAfee served as Senior Vice President, General Counsel and Corporate Secretary of Express, Inc., from December 2018 to April 2021.
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
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Victoria's Secret & Co.
Investor Relations Department
Four Limited Parkway East
Reynoldsburg, Ohio 43068

ITEM 1A. RISK FACTORS.
RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks we face relate principally to our business and operations, while others relate principally to our outstanding indebtedness or to ownership of our common stock. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, as well as additional risks that are not described in this Annual Report because they are not presently known to us or we currently deem them immaterial.
Risks Relating to Our Business
Our business is impacted by general economic conditions, and adverse economic conditions could have a material adverse effect on our business, results of operations and financial condition.
Adverse economic conditions in the United States and globally has had and may continue to have an adverse effect on our business, results of operations, and financial condition. Adverse economic conditions may include weakened consumer demand, persistent inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility and risk of recession. Geopolitical instability, actual and potential shifts in U.S. and foreign trade, economic and other policies, as well as other global events, have increased macroeconomic uncertainty. Depending on their duration and magnitude, these and other adverse economic conditions could continue to adversely affect our business, financial condition, results of operations and cash flows. Future economic deterioration, market disruptions, or changes to fiscal and monetary policy or trade policy, including the imposition or threatened imposition of tariffs and potential retaliatory actions, could negatively impact our business. An economic downturn or a recession, or the perception that any of these events may occur, or continued or increased economic uncertainty may also lead to increased credit risk, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments and adverse impacts on our suppliers and the financial institutions with whom we transact.
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
Our financial performance could be adversely impacted by inflationary pressures, which are subject to market conditions and impacted by fiscal and monetary policy as well as domestic and international trade policy, including the imposition or threatened imposition of tariffs or other trade restrictions. Inflationary pressures on the products we sell could impact our revenues and profitability, especially if we are unable to increase our retail prices to reflect increases in our costs. When levels of inflation are higher than typical, as we have experienced in recent years, consumer confidence and spending patterns are negatively impacted, which impacts our sales and profitability. We are unable to predict future economic conditions, the extent to which consumer behavior may be impacted by negative economic conditions, or how those trends will impact our business, results of operations and financial condition.
Our revenue, results of operations and cash flows are sensitive to consumer confidence and spending patterns, and may be adversely affected by negative political or economic trends, geopolitical conflicts, significant health hazards or pandemics, severe weather or other market disruptions.
Our revenue, results of operations, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments, including global trade policy, the effects of national and international security concerns such as war, terrorism or the threat thereof, to the extent such developments reduce consumers’ ability or willingness to make discretionary purchases. Ongoing geopolitical conflicts in Europe and the Middle East, uncertainty in the global trade environment, as well as economic sanctions and other measures imposed in response thereto have created, and may continue to create, market disruption and volatility, supply chain disruptions, inflationary pressures, and geopolitical instability. These events and similar events in the future could have a material adverse effect on our customers, our international partners and our third-party suppliers, and may negatively impact our international sales in stores and digital channels.

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
Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on our business and results of operations.
Our operations rely on the global sourcing, manufacturing, and sale of products, and our supply chain is subject to the risks inherent in international trade, including potential changes in trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on fund transfers, and currency fluctuations. Additionally, geopolitical instability and other geopolitical factors may further impact our ability to source and distribute products efficiently. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, such as China, could have a material adverse effect on our business and financial results. For example, in recent years, both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of apparel into the U.S. from China.
In February 2025, the U.S. presidential administration imposed a 10% tariff on nearly all imports from China, and in March 2025, an additional 10% tariff was imposed on nearly all imports from China. Additionally, in March 2025, a 25% tariff on certain imports from Mexico and Canada went into effect. We are closely monitoring this evolving situation and evaluating our responses, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the financial and competitive impacts of such tariffs or trade restrictions. At this time, the overall impact on our business related to these tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.
If the U.S. decides to impose additional tariffs on products imported from China or other countries where we source materials or manufacture our products, or if new or additional retaliatory trade measures are taken by China or other countries in response to U.S. tariffs, there can be no assurance that we will be able to offset all related increased costs. This potential increase in costs could be material to our business operations or harm our competitive position. We cannot predict if, and to what extent, there may be changes to international trade agreements or the resulting impact of any such changes on our business and results of operations.
Our future success depends in part on our ability to successfully implement our long-term strategic growth plan.
We are in the process of executing a long-term strategic plan to grow our business, increase our revenue and operating income, and build long-term sustainable value for our stockholders. To support achievement of the strategic plan, we are implementing a significant number of strategic initiatives, including initiatives focused on building a customer-centric company, improving our products, how we go to market, and our customer experience, and expanding our global footprint. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. In addition, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. We cannot give assurance that our management will be able to manage these initiatives effectively or implement them successfully. If we fail to implement our strategic plan effectively, if we invest resources in initiatives that ultimately prove to be unsuccessful, or if our competitors are more successful in implementing their strategic plans and initiatives than we are, our business and results of operation could be adversely affected.
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
Seasonal fluctuations also affect our cash and inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer behavior. We typically accumulate a significant amount of inventory in the months preceding the holiday season selling period. If we are not successful in selling that inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our common stock.
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our Annual Reports on Form 10-K, and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls. This process involves considerable time, attention, operating expenses and outside auditor fees, and may strain our internal resources, including accounting systems and resources. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to prevent and detect fraud and accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, or suspension or delisting of our common stock from the NYSE. Any of these events could have a material adverse effect on our business, financial condition, prospects and results of operations.
Changes and turnover in company leadership or other key positions may have an adverse impact on our performance.
We may experience changes in our leadership structure or key leadership positions in the future. The departure of key leadership personnel could result in the loss of significant knowledge, experience and expertise. This loss of knowledge and experience can be mitigated through successful promotions, hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions or a competitive labor market. Failure to build an effective leadership structure and team, attract and retain the right talent, or effectively manage the transition of knowledge and responsibilities resulting from such changes could affect our ability to accomplish our strategic plans and may have a material adverse effect on our business, results of operations and financial condition.
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
Our success depends in part on new store openings and existing store remodels and right-sizing.
Our continued growth and success will depend in part on our ability to open and operate new stores and right-size and remodel existing stores in a timely and profitable manner. Our ability to open new stores depends upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new stores at acceptable costs, the availability and cost of materials and contractors, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our initiatives regarding opening new stores and right-sizing and remodeling existing stores, manage our growth effectively, successfully integrate new stores into our operations or operate our new, right-sized, remodeled and existing stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue our international operations and further expand into international markets through partner and/or joint venture arrangements. The risks associated with international markets are numerous and include difficulties in attracting customers due to a lack of customer familiarity with our brands and our lack of familiarity with local customer preferences. Any of these risks may lead to disruption in the overall timing or profitability of our international expansion efforts. Further, entry into new markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our business is exposed to the risk of foreign currency exchange rate fluctuations that could impact our results of operations.
Our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. In fiscal 2024, approximately 12% of our total net revenue was derived from markets outside the U.S. We also began distributing and shipping product through a facility located in the Netherlands in 2024. Currencies other than the U.S. dollar are utilized for most of our international operations. We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency, which exposes us to foreign currency exchange rate fluctuations. From time to time we use foreign currency forward contracts to hedge certain foreign currency risks; however, these measures may not succeed in offsetting all of the short-term negative impacts of foreign currency rate movements on our business and results of operations. For example, hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees, wholesalers, and joint venture partners could take actions or omissions that could harm our business and reputation.
We have global representation through independently owned stores operated by our third-party partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen, experience or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have limited control as to whether our partners comply with federal and local law. The image of our brands and our reputation may suffer materially, and our sales and operating income could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.

Our direct channel business is subject to risks that could have an adverse effect on our results.
Our ability to successfully operate and grow our digital operations is subject to numerous risks that could have a material adverse effect on our business and results of operations. Risks include the difficulty in recreating our unique in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; our ability to keep up with shifts in customer preference and demand; and the failure of and risks related to the systems that operate our digital infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures, cybersecurity incidents and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our business and results of operations. The satisfaction of our online customers depends on their timely receipt of merchandise. Our operations may be jeopardized if we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of natural disaster, severe weather or labor stoppage. Supply chain or product transportation challenges have caused and could continue to cause us to incur higher costs and longer lead times associated with distributing our products to our customers.
Any of these issues could cause customer dissatisfaction, reduced sales and profitability and have a material adverse effect on our operations, financial condition and cash flows.
We may not be able to successfully integrate acquired businesses and realize the benefits and synergies sought with such acquisitions.
We may, from time to time, evaluate and pursue acquisitions and other strategic investments. These activities involve various risks that could result in unanticipated liabilities and contingencies and hinder our ability to achieve expected benefits. In 2022, we acquired Adore Me. The ultimate success of that acquisition, including achievement of the anticipated benefits and synergies, will depend in part on our ability to successfully integrate and grow the Adore Me business.
With respect to any acquired company, we may fail to realize the expected benefits and synergies for a variety of reasons, including:
•failure to successfully manage relationships with customers, distributors and suppliers;
•failure of the acquired company’s customers to continue as customers of the combined company;
•integration may be more costly, time-consuming or less effective than anticipated;
•the loss of key employees; and
•failure to combine product offerings and purchase experiences efficiently and effectively.
Further, integration efforts could disrupt both companies’ existing operations and divert management attention and resources. If we experience difficulties with the integration process, the anticipated benefits of the acquisition, including anticipated sales and growth opportunities, may not be realized fully, or at all, and may take longer to realize than expected. The acquisition of Adore Me or other strategic investments or acquisitions may not create value and may harm our brands and adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition, and negatively impact the price of our common stock.

If we are unable to incorporate artificial intelligence into our business operations successfully and ethically, our business, reputation and results of operations may be adversely affected.
Our long-term strategic growth plan and strategic initiatives include investments in information technology, data science and artificial intelligence (“AI”). The use of AI and similar technology presents risks, challenges and ethical issues that could adversely affect our business. AI algorithms or training methodologies may have flaws and be prone to cybersecurity incidents or service interruptions. Data sets used by AI may be overbroad, insufficient or contain biased information. AI may generate offensive, illegal, inaccurate, or otherwise harmful content. If the work product that AI applications assist in producing is deficient, inaccurate or misleading, we could be subject to competitive harm, legal liability, regulatory action, and brand or reputational harm. Use of AI by our associates could increase the risk of exposure of confidential or competitively sensitive information. Privacy concerns and risks related to intellectual property rights of inputs into the program and AI work product are also present. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our associates, customers or partners, or are controversial because of their impact on human rights, privacy, security, employment, or other social, economic or political issues, we may experience reputational harm, regulatory action and legal liability. Further, we may be unable to quickly and successfully adapt to rapid change resulting from advancements in AI and similar technology, or our competitors may have more success implementing and utilizing such technology than we do. Any of these risks could have an adverse effect on our business, reputation and results of operations.
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
Failure to comply, or the perception that we have failed to comply, with ethical, social, product, labor, privacy and environmental standards, or related political sentiment, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Additionally, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to environmental, social and governance matters. Unfavorable ratings may also affect our reputation and the perception of our brands. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party and Company information or to provide accurate and timely financial statement disclosure could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation.
If our marketing, advertising and promotional programs and events are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, including flagship events like the VS Fashion Show, and the name recognition and reputation of our brands. We use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, email, print and television. Some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs and events may not be effective or could require increased expenditures, which could have a material adverse effect on our financial condition and results of operations.
Our ability to adequately maintain, enforce and protect our intellectual property rights could have an impact on the image and value of our brands, our competitive position, business operations, and our ability to successfully enter new markets.
We believe that our intellectual property rights, including trade names, trademarks, copyrights, patents and proprietary information are important assets and an essential element of our strategy, especially with respect to innovative new products and maintaining the integrity of our brands. We routinely apply for and obtain registration of our intellectual property in the U.S. and in many foreign jurisdictions. However, there can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., particularly in regions where such laws are less developed. Counterfeiting, piracy, or unauthorized use of our intellectual property by third parties could have a material adverse effect on our results of operations, may decrease our revenue, and dilute the value of our brands, our reputation and our competitive advantage.

Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. These type of conflicts may not be resolved to our satisfaction, may result in costly litigation and settlement costs, which may require licensing agreements, payment of significant royalties, settlements costs or damages, or injunctions, which may require us to rebrand our products or be prevented from selling some of our products. Further, the rapid pace of technological innovation may render certain intellectual property less valuable or obsolete. Any of these risks could materially and adversely affect our business, financial condition and results of operation.
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
Some of our competitors may have greater financial, marketing and other resources available to them or use their resources more effectively. Trends across our product categories may favor our competitors, including the shift in customer preference to digital and omnichannel shopping. We rely to a greater degree than some of our competitors on physical locations in shopping malls and retail centers and so declines in traffic to such locations may affect us more significantly than our competitors. Some of our competitors sell their products in stores that are located in the same shopping malls and retail centers as our stores. In addition to competing for sales, we compete for favorable store locations and lease terms.
Increased competition, combined with declines in mall or online website traffic, could result in reduced sales, increased promotional activity, increased marketing expenditures, and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new merchandise, product lines, and brands successfully could impact the value of our brands.
Our success depends in part on our ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into attractive, salable product offerings in a timely and effective manner. We are dependent on certain product categories, including bras and other intimates products, and a decline in consumer demand in these product categories could negatively affect our results of operations, financial condition and cash flows. We may choose to launch new product categories or brands, and our ability to successfully introduce new merchandise, product lines, and brands will impact our results of operations and the image and relevance of our brands. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales may decrease, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing and promotional activity. These risks could have a material adverse effect on the value of our brands and our reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source materials and produce, distribute and sell merchandise on a global basis.
We source materials and produce merchandise in international markets and in our domestic market. We distribute merchandise globally to our partners, stores and customers in nearly 70 countries. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential increases in or new duties, tariffs or safeguard quotas. We also compete with other companies for production facilities.
We face a variety of risks associated with doing business on a global basis. For example:
•political instability, wars and geopolitical conflicts, environmental hazards or natural disasters, which could negatively affect international economies, U.S. and global trade policy, financial markets, supply chain operations and business activity;
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in affected areas;
•imposition or threatened imposition of new or increased trade duties, sanctions, tariffs or taxes and other charges on imports or exports;
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
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services is subject to risks, including increases in labor costs and fuel prices, which may increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs. Further, the growth in demand for online shopping has led to increased pressure on the capacity of our fulfillment network. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
We rely on a number of production and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
A significant portion of our intimates and apparel products are produced in Southeast Asia. In addition, production and distribution of our beauty products occurs in close proximity to our headquarters in central Ohio. As a result of the geographic concentration of the production and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and extreme weather conditions, natural disasters, demographic and population changes, and other unforeseen or uncontrollable events and circumstances. Any significant interruption or adverse impact to the operations of these facilities could lead to inventory shortages, supply chain disruption or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
Third-party vendors produce the vast majority of our products. Factors outside our control, such as production or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns. In addition, quality problems could result in product liability litigation or a widespread product recall that may negatively impact our reputation, sales and profitability. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and the image of our brands.
Our business could also suffer if our third-party vendors fail to comply with our guidelines and policies or applicable laws, regulations or ethical standards. The violation of our guidelines and policies or labor, environmental or other laws by our third-party vendors, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could disrupt the shipment of finished products to us or damage our reputation. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
There is increasing concern that a permanent rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere has caused and will continue to cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain, increase our production costs, and impact consumer behavior. These events could also compound adverse economic conditions and reduce consumer confidence and discretionary spending. As a result, the effects of climate change could have a material adverse effect on our results of operations, financial condition and cash flows.
In many jurisdictions, governments are considering or enacting new or additional legislation and regulations to reduce or mitigate the impacts of climate change. If we or our suppliers are required to comply with these laws and regulations, or if we take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation and raw materials costs, capital expenditures, insurance premiums and deductibles, and compliance-related costs, which could adversely impact our results of operation. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate. Any failure on our part to comply with climate change-related regulations could lead to adverse consumer actions and investment decisions by investors, as well as expose us to government enforcement and private litigation.
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
Our ability to adequately protect our assets from loss and theft could have an adverse effect on our results of operations, financial condition and cash flows.
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

We rely on our and our third-party service providers’ ability to implement and sustain information technology systems and to protect associated data and system availability.
Our success depends in part on the secure and uninterrupted performance of our and our third-party services providers’ and vendors’ information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite protective measures, some of our systems, e-commerce environments, servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Such incidents could disrupt our operations, including our ability to sell and deliver products, and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, operational, financial, employee or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of artificial intelligence, smartphones, tablets and other mobile devices may also heighten these and other operational risks. Unanticipated or uncontrollable problems or events may cause failures in, or unauthorized access to, our and our third-party service providers’ and vendors’ information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to our customers and stores, impact our customers’ ability to access our websites, or expose confidential customer, operational, financial or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, from time to time, we make hardware, software and code modifications and upgrades to our information technology systems for point-of-sale, e-commerce, mobile applications, merchandise and financial planning, sourcing, logistics, inventory management and support systems, including human resources and finance. Modifications involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are subject to risks associated with replacing and modifying our information technology systems, including risks relative to cybersecurity, data integrity and system disruptions. Information technology system disruptions or data corruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
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
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. These risks may be heightened by the increasing presence of AI and related technologies and geopolitical conflicts. Any significant cybersecurity incident or breach, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or governmental agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues.
There is no guarantee that the measures we have implemented to protect our information systems are adequate to safeguard against all cybersecurity threats. We may be vulnerable to targeted or random attacks on our systems that could lead to security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, third-party service providers and other third parties with otherwise legitimate access to our systems, website or facilities. These risks may be heightened as a result of remote or hybrid work policies and technologies. Furthermore, the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors. We may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against all cybersecurity incidents.

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
We are, and may increasingly become, subject to various laws, regulations and industry standards, as well as contractual obligations, relating to data privacy and security. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us to comply with such laws and regulations may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Changes to state or federal laws to which we are or become subject may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies. We are also subject to international laws, regulations and standards in many jurisdictions in which we operate, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, for example, the E.U. General Data Protection Regulation (“GDPR”).
These evolving compliance and operational requirements impose costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, proceedings or litigation by governmental agencies or customers, including class action privacy litigation, which could subject us to significant fines, sanctions, awards, penalties or judgments. Any of these risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management’s and our Board of Directors’ (“Board”) attention and resources away from our business. Additionally, shareholder activism could give rise to perceived uncertainties as to our future prospects and ability to execute our long-term strategic growth plan, adversely affect our relationships with our associates, customers or service providers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our results of operations and stock price could be adversely affected by shareholder activism activity.

We may be adversely impacted by our ability to comply with regulatory requirements.
We are subject to numerous legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the SEC rules and the NYSE listing standards, among others. Our associates, subcontractors, vendors, licensees, franchisees, joint venture partners, and other third parties could take actions that violate these foreign and domestic laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, the market price of our common stock, and our results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions, as well as new or changing laws and regulations. Changes in laws could make operating our business more expensive or require us to change the way we operate. We may not be successful in managing legal and regulatory changes impacting our business, and our responses to changes in the law could be costly and may negatively impact our operations. In addition, future acquisitions of foreign companies or new foreign ventures and any joint ventures with foreign companies could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities related to the FCPA.
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
We may be impacted by changes in taxation, trade policy and other regulatory requirements.
We are subject to income tax in local, federal and foreign jurisdictions. In addition, our products are subject to import and excise duties and sales or value-added taxes in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service (“IRS”) and other tax authorities and governmental bodies. There can be no assurance as to the outcome of these examinations. Changes in tax legislation or regulation, including increases in tax rates, tariffs and duties, or adverse outcomes of tax examinations could have a material adverse effect on our results of operations, financial condition and cash flows.
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. For example, the Organization for Economic Co-operation and Development (“OECD”) released an international tax framework for a global 15.0% minimum tax regime, the implementation of which commenced for some countries beginning January 1, 2024. We will continue to monitor legal and regulatory changes in the many jurisdictions in which we operate. We also continue to monitor the geopolitical tensions between the U.S. and China as both countries have imposed tariffs on the importation of certain product categories into the respective country. Developments in tax policy or trade relations, such as the imposition or threatened imposition of new or increased tariffs on imported products, and actions taken in retaliation of the imposition of such new or increased tariffs, could have a material adverse effect on our results of operations, financial condition and cash flows.
Risks Relating to Our Indebtedness
We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition and cash flows.
We have a term loan facility, a senior secured asset-based revolving credit facility and have issued senior notes. The associated debt agreements contain certain affirmative and negative covenants, including maintenance of a consolidated coverage ratio, a consolidated total leverage ratio, a fixed charge coverage ratio, and a debt to earnings before interest, income taxes, depreciation, amortization and rent ratio. If we fail to comply with any covenants, the lenders may terminate their obligation to make advances to us and declare any outstanding obligations immediately due and payable. If our cash flow from operations declines, we may be unable to service or refinance our debt. Further, amounts borrowed under our term loan facility and senior secured asset-based revolving credit facility are subject to variable interest rates. Consequently, the current high interest rate environment results in higher borrowing costs for us and may limit our ability to refinance existing debt or obtain additional debt on favorable terms or at all.
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
The market price of our common stock has fluctuated significantly, and may continue to fluctuate significantly due to a number of factors, many of which are beyond our control, including:
•Fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•Failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;
•Announcements by us or our competitors;
•Changes in laws or regulations which adversely affect us;
•General economic, industry and stock market conditions;
•Sales of large blocks of our common stock; and
•The other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
These and other factors may cause the market price and demand for our common stock to fluctuate, which may limit or prevent stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
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
The existence of certain provisions of our amended and restated certificate of incorporation (“Certificate of Incorporation”) and second amended and restated bylaws (“Bylaws”) and Delaware law could discourage, delay or prevent a change in control of the Company that stockholders may consider favorable. These include provisions:
•Providing the right to our Board to issue one or more classes or series of preferred stock without stockholder approval;

•Authorizing a large number of shares of common stock that are not yet issued, which would allow our Board to issue shares to persons friendly to current management, thereby protecting the continuity of our Board and management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;
•Prohibiting stockholders from taking action by written consent; and
•Establishing advance notice and other requirements for nominations of candidates for election to our Board or for proposing matters that can be acted on by stockholders at our annual stockholder meetings.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in our and our stockholders’ best interests.
Our Bylaws designate Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and affect the market price of our common stock.
Pursuant to our Bylaws, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty;
•any action asserting a claim against us or any of our directors or officers or other employees or agents arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws;
•any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; or
•any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law.
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
Your percentage ownership in the Company may be diluted due to issuances of common stock or other securities by us for acquisitions, strategic investments, capital market transactions or otherwise, including awards of common stock that we may grant to our directors, officers, employees and other service providers. From time to time, we grant awards of common stock to our employees and directors under our compensation and benefits plans. These awards have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the value of our common stock.

Our common stock is and will be subordinate to all of our current and future indebtedness and any preferred stock, and effectively subordinate to all indebtedness and preferred equity claims against our subsidiaries.
Shares of our common stock are common equity interests in us and, as such, will rank junior to all our current and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any class or series of preferred stock that our Board may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders, if any.

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
Risk Assessment
We regularly conduct comprehensive cybersecurity risk assessments to identify vulnerabilities, threats and potential impacts on our business operations and stakeholders. We actively monitor and gather threat intelligence to stay informed about emerging cyber threats and vulnerabilities relevant to our industry and operations. We engage independent third-party assessors for periodic cybersecurity program assessments against industry accepted frameworks and to perform technical penetration assessments. We assess ourselves against the Center for Internet Security Top 18 controls framework, the National Institute of Standards and Technology Cybersecurity Framework, the Payment Card Industry Data Security Standard and management-defined technology controls to support our internal controls over financial reporting.
Incident Detection and Response
We have established procedures for monitoring network activities, detecting anomalies and responding to cybersecurity incidents promptly. We engage a specialized managed services firm to provide continuous monitoring and an initial level of incident response. We work with a leading cyber forensics firm to provide incident response services as needed. Our incident response and escalation procedures are documented to classify incidents according to defined thresholds. Our core incident response and extended incident response teams are cross-functional and include leaders across technology, legal, finance, asset protection, customer care, human resources, stores operations and communications. Protocols to notify our executive leadership team and Board are in place based on the severity of the incident.
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
Governance
Our cybersecurity risk management processes are integrated into our overall enterprise risk management system. Our Board understands the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to provide effective oversight of risks associated with cybersecurity.

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

ITEM 2. PROPERTIES.
We believe that our properties are adequate and suitable for our business as presently conducted. The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 1, 2025:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Distribution, shipping and corporate offices	2,945,000
New York	Office, sourcing and product development/design	239,000
Mexico	Distribution and shipping	185,000
Netherlands	Distribution and shipping	153,000
New Jersey	Distribution and shipping	126,000
Hong Kong	Office and sourcing	38,000
Various other locations	Office and sourcing	228,000
United States
Within the U.S., our business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York and New Jersey.
Our distribution and shipping facilities in the U.S. consist of three buildings located in the Columbus, Ohio, area, which support our Victoria's Secret and PINK brands, and one leased building located in New Jersey, which supports our Adore Me brand. These buildings, including attached office space, comprise approximately 3.1 million square feet. The lease on the New Jersey facility expires in 2028.
As of February 1, 2025, we operated 788 retail stores located in leased facilities, primarily in shopping malls, lifestyle centers and off-mall locations, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2025 and 2037.

Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
International
Mexico
We lease an international distribution and shipping facility located in Mexico, which supports our Adore Me brand. This facility is operated by a third-party provider and comprises approximately 0.2 million square feet. The lease for this facility expires in 2026.
Netherlands
We lease an international distribution and shipping facility located in the Netherlands, which supports our Victoria's Secret and PINK brands. This facility is operated by a third-party provider and comprises approximately 0.2 million square feet. The lease for this facility expires in 2029.
China
We lease offices in Shanghai, Shenzhen and Hong Kong within China. As of February 1, 2025, we operated 57 retail stores in leased facilities in China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2025 and 2032.
Canada
As of February 1, 2025, we operated 24 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2025 and 2035.
United Kingdom / Ireland
As a result of our joint venture with Next PLC, we no longer operate any stores in the United Kingdom (“U.K.”) or Ireland. However, as of February 1, 2025, we continue to lease a store in Ireland, with a lease expiration in 2036, which is sublet to and operated by the joint venture.
Other International
As of February 1, 2025, we also have global representation through stores operated by our partners:
•337 beauty and accessories stores in 59 countries; and
•181 full assortment stores in 39 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NYSE under the stock symbol “VSCO.” We began to trade as a standalone public company on August 3, 2021. There was no public trading market for our common stock before August 3, 2021. As of February 1, 2025, there were approximately 24,000 stockholders of record of our common stock. This number does not include beneficial or “street name” holders of our common stock whose shares are held by banks, brokers and other financial institutions, which are aggregated into a single holder of record. Including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate our stockholder base to be approximately 158,000.
We have not paid any cash dividends since becoming an independent, publicly traded company. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board deems relevant.
The following graph shows the yearly changes, for the period from August 3, 2021 (the first day our common stock began trading on the NYSE) to February 1, 2025, in the value of $100 invested in our common stock compared to the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500 Index”) and the S&P 500 Consumer Discretionary Distribution & Retail Index.
COMPARISON OF YEARLY CHANGES IN CUMULATIVE TOTAL SHAREHOLDER RETURN (a)
AMONG VICTORIA'S SECRET & CO., THE S&P 500 INDEX AND THE S&P 500 CONSUMER DISCRETIONARY DISTRIBUTION & RETAIL INDEX

Comparison of 42-Month Cumulative Total Return
DOLLARS
150
100
50
0
8/03/21
1/29/22
1/28/23
2/03/24
2/01/25
Victoria's Secret & Co.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

_______________
(a)This table represents $100 invested in stock or in index at the closing price on August 3, 2021, including reinvestment of dividends.

The following table provides our repurchases of our common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
November 3, 2024 - November 30, 2024 (“November 2024”)	6	$30.94	—	$250,000
December 1, 2024 - January 4, 2025 (“December 2024”)	5	38.02	—	250,000
January 5, 2025 - February 1, 2025 (“January 2025”)	22	41.39	—	250,000
Total	33		—
 ________________
(a)For the fourth quarter of 2024, the total number of shares repurchased includes shares repurchased in connection with tax withholding payments due upon vesting of employee restricted stock awards and the use of our common stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)The share repurchase program announced on March 6, 2024 (the “March 2024 Share Repurchase Program”) authorized the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted. For additional share repurchase program information, see Note 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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
•uncertainty in the global trade environment, including the imposition or threatened imposition of tariffs or other trade restrictions;
•our ability to successfully implement our strategic plan;
•difficulties arising from changes and turnover in company leadership or other key positions;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•our dependence on traffic to our stores and the availability of suitable store locations on satisfactory terms;
•our ability to successfully operate and expand internationally and related risks;
•the operations and performance of our franchisees, licensees, wholesalers and joint venture partners;
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
•our ability to integrate acquired businesses and realize the benefits and synergies sought with such acquisitions;
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
•foreign currency exchange rate fluctuations; and
•disruption due to labor disputes;
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
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Accounting Standards Codification (“ASC”). The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
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

Executive Overview
Victoria’s Secret & Co. operates globally recognized brands that specialize in women’s intimate, apparel, personal care and beauty products:
•Victoria’s Secret – A world-leading lingerie brand with a rich heritage of serving women worldwide.
•PINK – A vibrant fashion and lifestyle brand designed for young women, built on a strong foundation in intimates.
•Adore Me – A technology-driven, digital first brand that offers innovative, inclusive intimates for women of all sizes, budgets and lifestyles.
Together, these brands are united by a commitment to supporting women—helping them express confidence, sexiness and strength while fostering connection and community.
Our merchandise is available through our digital channels, in retail stores across the U.S., Canada and China, and through international stores and websites and mobile applications operated by partners under franchise, license, wholesale and joint venture arrangements. With a presence in nearly 70 countries, we benefit from strong global brand recognition, a compelling product assortment and a deep, lasting connection with our customers.
We are dedicated to continuous growth and operational excellence, focusing on execution of our strategic plan to drive long-term, sustainable value for our stockholders.
Tariffs and Macro Environment
We face some near-term headwinds and ongoing uncertainty in the macro environment, which we will manage aggressively. At this time, the overall impact on our business related to the newly imposed tariffs by the U.S. presidential administration on imports from China, Mexico and Canada as well as any retaliatory measures by impacted exporting countries remains uncertain and depends on multiple factors.
Financial Impacts of the Adore Me Acquisition
In December 2022, we acquired Adore Me. In both 2024 and 2023, we recognized the financial impact of purchase accounting items related to the acquisition, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in 2023, we recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in 2023. For additional information, see Note 2, “Acquisition” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Growth Strategies
Path to Potential: Strength, Innovation and Growth
Victoria's Secret & Co. is operating from a position of strength. As the world's largest intimate apparel company, we have a powerful foundation for growth with a leading market share in the industry, millions of active and loyal customers and one of the most engaged brand communities on social media.
We apply our strength by evolving, leading the industry and unlocking new opportunities. Our growth plan, which we are calling “Path to Potential,” is designed to deepen our connection to consumers and drive stockholder value by supercharging our two distinct, compelling growth brands, Victoria’s Secret and PINK, complemented by our Beauty business and our digital-first Adore Me brand.
Our strategy is built around four key priorities that we believe will allow us to strengthen our core, expand into high-potential categories and evolve how we connect with customers. These priorities are designed to accelerate growth, differentiate our brands and reinforce our authority in the market both in North America and internationally.
1.Recommit to PINK: Winning the Next Generation
PINK has long been a brand with deep emotional connections to young women. We are focused on re-establishing the brand's magic and market position.
•We will deepen our relationship with the customer, understanding her like never before and meeting her where she is, in the way she wants.
•We are working to reclaim our position as a full lifestyle brand, anchored in intimates but extending into more apparel, accessories and beauty.
•We must clarify and elevate the brand by sharpening our identity, thinking and operating as a social-first brand, and treating PINK as a high-potential growth engine.

2.Supercharge Bras: Reasserting Our Authority
We will lean on our industry-leading bra expertise to:
•Drive innovation-first product development, ensuring we lead the industry in fit, function and fashion.
•Expand our bra assortment to serve a wider range of customer needs.
•Strengthen our marketing voice and channel experience to serve her better.
3.Fuel Growth in Lifestyle Categories: Beauty, Sport, Lounge & Swim
We have a powerhouse Beauty business and strong lifestyle brands that customers love and we will accelerate these categories by:
•Leaning into our Beauty authority—building on our industry-leading fragrance business and expanding into new opportunities which includes beauty at PINK.
•Reclaiming key adjacencies by applying our expertise in bra innovation, quality and fit to revitalize our Sport and Swim businesses while also elevating our lounge offerings to meet our customers' needs and drive additional growth.
4.Evolve Our Brand Projection & Go-To-Market Strategy
As culture, technology, and shopping behaviors shift, so must our go-to-market strategy. By staying true to our brand while adapting how we engage, inspire, and serve, we will deepen connections with existing customers and attract new customers while strengthening loyalty and driving long-term growth:
•We must create stronger differentiation between Victoria's Secret and PINK in everything from product to marketing to experience. We will ensure that each brand is distinct but complement one another in a single ecosystem.
•We will elevate Victoria's Secret as sexy, glamorous and accessible luxury while modernizing PINK's brand identity and evolving the way we communicate with the customer.
•By becoming more agile and culturally connected, we will create real-time moments that resonate with our customers and keep us at the center of conversation.
•We will leverage the full marketing funnel and build a brand centric, best-in-class omnichannel experience to engage with her on her terms.
Key Enablers: Making it Happen
To successfully reignite growth, deepen customer loyalty, and elevate our brands, we must operate with focus, agility, and excellence. We are reinforcing three essential capabilities that we believe will empower us to move faster, innovate more boldly, and deliver a seamless experience across every touchpoint. These enablers will ensure that our strategy is not just aspirational; it is actionable, sustainable and built to drive results.
•A Customer-Centric Performance Culture: By deeply understanding our customers, including how they shop, what they value, and what inspires their loyalty, we create stronger connections, drive repeat engagement, and fuel sustainable growth. A culture centered on the customer empowers associates to innovate and to deliver experiences that not only meet expectations but exceed them, turning transactions into lasting relationships.
•An Evolved Product Development Process: We are moving beyond a bra-first approach to product development, implementing multiple tracks tailored to each category, making our teams faster, more agile and more innovative not just in bra development but apparel as well.
•An Efficient Operating Model: We are focused on doing fewer things better, investing where it matters most, which is on our customers, and streamlining costs in non-customer-facing areas.
The Road Ahead
This strategy is more than a plan; it is a commitment to elevating our brands, winning the next generation and reinforcing our leadership in intimate apparel and beyond. We will align our structure to ensure our brands have the dedicated leadership necessary to deliver on our strategies. With clarity, discipline and a relentless focus on our customer, we can unlock new levels of growth, innovation and impact, delivering value for our associates, our customers and our stockholders.

2024 Overview
Since we became an independent public company in 2021, we have undertaken a transformation focused on strengthening the foundation of the business and establishing an operationally sound organization. We continued to make progress in 2024 in several areas, including continuing to deepen customer loyalty and strengthen engagement with our brands globally with the continued rollout of our loyalty program and the return of the VS Fashion Show, along with continued focus on disciplined expense management and the modernization of our operating model. While the macroeconomic environment continued to put pressure on the consumer and the overall intimates market in North America throughout the year, we continued to focus on what was within our control and delivering on multiple initiatives, such as enhancements in our digital business to elevate the customer experience, product improvements and launches to enhance the Victoria's Secret brand and a reimagined merchandise strategy to revitalize our PINK brand. Looking ahead, we will lean into our core strengths and look to unlock new opportunities and drive value by supercharging our brands and putting the best of who we are back at the center of how we work. Our strategies will be focused on accelerating growth, differentiating our brands and reinforcing our authority in the market.
As a result of the progress made in 2024, we grew net sales, gross profit, operating income and net income per diluted share in 2024 compared to 2023.
Net sales overall increased 1%, to $6.230 billion, compared to 2023 despite 2023 having 53 weeks compared to 52 weeks in 2024 as a result of the retail calendar. In North America, net sales in our direct channel increased 1% compared to 2023 while net sales in our stores channel decreased 2%. We experienced improved traffic in our North American stores and direct channels and average unit retail (which we define as the average price per unit purchased) increased in the direct channel compared to 2023. Net sales in our international channel increased 11% compared to 2023.
Gross profit in 2024 increased $42 million, to $2.284 billion, compared to 2023 and our gross profit rate (expressed as a percentage of net sales) increased to 36.7% from 36.3% compared to 2023. The increase in gross profit was primarily driven by the increase in net sales, reductions in costs of goods sold related to our supply chain initiative and a decrease in buying and occupancy expenses driven by disciplined expense management.
Operating income in 2024 increased $64 million, to $310 million, compared to 2023 and our operating income rate (expressed as a percentage of net sales) increased to 5.0% from 4.0% compared to 2023.
Net income attributable to Victoria's Secret & Co. in 2024 increased $56 million, to $165 million, compared to 2023, and net income per diluted share increased $0.66, to $2.05, compared to 2023.
In 2024, we generated $425 million in operating cash flows and ended the year with cash and cash equivalents of $227 million and with no outstanding borrowings on our ABL Facility.
For additional information related to our 2024 financial performance, see “Results of Operations – 2024 Compared to 2023.” For a discussion of our financial condition and results of operations for 2023 compared to 2022, refer to “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 3, 2024, filed with the SEC on March 22, 2024.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria's Secret & Co. and net income per diluted share attributable to Victoria's Secret & Co. in 2024 and 2023 on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

(in millions, except per share amounts)	2024	2023
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income — GAAP	$310	$246
Adore Me Acquisition-related Items (a)	4	45
Amortization of Intangible Assets (b)	25	25
Equity Method Investment Impairment and Other Charges (c)	22	—
Restructuring Charges (d)	13	11
Adjusted Operating Income	$373	$327

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria's Secret & Co.
Reported Net Income Attributable to Victoria's Secret & Co. — GAAP	$165	$109
Adore Me Acquisition-related Items (a)	9	50
Amortization of Intangible Assets (b)	25	25
Equity Method Investment Impairment and Other Charges (c)	22	—
Restructuring Charges (d)	13	11
Tax Effect of Adjusted Items	(16)	(17)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$218	$178

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria's Secret & Co. — GAAP	$2.05	$1.39
Adore Me Acquisition-related Items (a)	0.08	0.53
Amortization of Intangible Assets (b)	0.23	0.24
Equity Method Investment Impairment and Other Charges (c)	0.21	—
Restructuring Charges (d)	0.13	0.11
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$2.69	$2.27
________________
(a)In 2024 and 2023, we recognized pre-tax expense of $9 million and $50 million ($6 million and $42 million after-tax, respectively) within net income related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. These items include expense of $4 million and $16 million, respectively, included in general, administrative and store operating expense and interest expense of $5 million and $5 million, respectively. Additionally, expense of $29 million is in costs of goods sold, buying and occupancy expense in 2023. For additional information, see Note 2, “Acquisition” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)In both 2024 and 2023, we recognized amortization expense of $25 million ($19 million after-tax) included in general, administrative and store operating expense related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” and Note 9, “Intangible Assets” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(c)In the fourth quarter of 2024, we recognized pre-tax expense of $22 million ($17 million after-tax) in costs of goods sold, buying and occupancy expense related to impairment and other charges for certain of our equity method investments. For additional information, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)In the third quarter of 2024, we recognized a pre-tax charge of $13 million ($11 million after-tax) in general, administrative and store operating expense related to the appointment of a new CEO and the elimination of two executive officer roles to restructure our executive leadership team. In the first quarter of 2023, we recognized a pre-tax charge of $11 million ($8 million after-tax), $8 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to restructuring activities to reorganize and improve our organizational structure. For additional information, see Note 5, “Restructuring Activities” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Company-Operated Store Data
The following table compares 2024 U.S. company-operated store data to 2023:

	2024	2023	% Change
Sales per Average Selling Square Foot (a)(b)	$589	$588	—%
Sales per Average Store (in thousands) (a)(b)	$4,038	$4,038	—%
Average Store Size (selling square feet)	6,880	6,837	1%
Total Selling Square Feet (in thousands)	5,421	5,565	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.
(b)Excludes the impact of the cumulative adjustment recognized as a result of the change in accounting estimate related to outstanding gift cards in the fourth quarter of 2024. For additional information, see Note 3, “Revenue Recognition” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The following table represents store data for 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	February 1, 2025
Company-Operated:
U.S.	808	16	(42)	782
Canada	23	1	—	24
Subtotal Company-Operated	831	17	(42)	806

China Joint Venture:
Beauty & Accessories (a)	34	3	(7)	30
Full Assortment	36	4	—	40
Subtotal China Joint Venture	70	7	(7)	70

Partner-Operated:
Beauty & Accessories	307	30	(13)	324
Full Assortment	156	30	(5)	181
Subtotal Partner-Operated	463	60	(18)	505

Adore Me	6	—	—	6
Total	1,370	84	(67)	1,387
_______________
(a)    Includes thirteen partner-operated stores at February 1, 2025.

The following table represents store data for 2023:

	Stores at			Stores at
	January 28, 2023	Opened	Closed	February 3, 2024
Company-Operated:
U.S.	812	15	(19)	808
Canada	25	—	(2)	23
Subtotal Company-Operated	837	15	(21)	831

China Joint Venture:
Beauty & Accessories (a)	39	2	(7)	34
Full Assortment	33	4	(1)	36
Subtotal China Joint Venture	72	6	(8)	70

Partner-Operated:
Beauty & Accessories	308	31	(32)	307
Full Assortment	135	33	(12)	156
Subtotal Partner-Operated	443	64	(44)	463

Adore Me	6	—	—	6
Total	1,358	85	(73)	1,370
_______________
(a)    Includes thirteen partner-operated stores at February 3, 2024.
Results of Operations — 2024 Compared to 2023
The following information summarizes our results of operations for 2024 compared to 2023. As a result of the retail calendar, our results for 2024 represent the 52-week period ended February 1, 2025, and our results for 2023 represent the 53-week period ended February 3, 2024. We estimate the extra week in 2023 represented approximately $80 million in incremental net sales and approximately $20 million in incremental operating income.
Operating Income
For 2024, operating income increased $64 million, to $310 million, compared to operating income of $246 million in 2023, and the operating income rate (expressed as a percentage of net sales) increased to 5.0% from 4.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2024 in comparison to 2023:

	2024	2023	% Change
	(in millions)
Stores — North America	$3,428	$3,480	(2%)
Direct	2,042	2,015	1%
International (a)	760	687	11%
Total Net Sales	$6,230	$6,182	1%
________________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from 2023 to 2024:

(in millions)
2023 Net Sales	$6,182
Sales Associated with Stores Included in the Comparable Stores Calculation	(50)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net and Other	63
Direct Channels (a)	69
Extra Week in 2023 Due to Retail Calendar	(80)
Credit Card Programs	(20)
International Wholesale, Royalty and Sourcing	72
Foreign Currency Translation	(6)
2024 Net Sales	$6,230
________________
(a)Results include consolidated joint venture direct sales in China.
The following table compares 2024 comparable sales to 2023:

	2024	2023
Comparable Sales (Stores and Direct) (a)	0%	(9%)
Comparable Store Sales (a)	(2%)	(11%)
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2024 was calculated on a 52-to-52-week basis and the percentage change in comparable sales for 2023 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in 2024 increased $48 million, or 1%, to $6.230 billion compared to $6.182 billion in 2023. In the fourth quarter of 2024, we recorded a change in our accounting estimate relating to the expected redemption of our outstanding gift cards. As a result of this change in accounting estimate, we recognized a cumulative adjustment which increased net sales by approximately $26 million in the fourth quarter of 2024. Additionally, we estimate the extra week in 2023 represented approximately $80 million in incremental net sales. Excluding the impact from the change in accounting estimate relating to outstanding gift cards in 2024 and the incremental net sales related to the extra week in 2023, net sales in 2024 increased approximately 2% compared to 2023.
In the stores channel, our North America net sales decreased $52 million, or 2%, to $3.428 billion compared to 2023. Net sales in our stores channel were positively impacted by an increase in traffic in our stores as compared to 2023. The increase in traffic in our stores was offset by decreases in conversion (which we define as the percentage of customers who visit our stores and make a purchase) and average unit retail compared to 2023. The comparison of net sales in our stores channel in 2024 compared to 2023 was also impacted by the change in accounting estimate recorded associated with our outstanding gift cards and the impact of the incremental net sales from the extra week in 2023.
In the direct channel, net sales increased $27 million, or 1%, to $2.042 billion compared to 2023 as increases in traffic and average unit retail were partially offset by the incremental net sales from the extra week in 2023 and a decrease in conversion.
In the international channel, net sales increased $73 million, or 11%, to $760 million compared to 2023. The increase in net sales in 2024 compared to 2023 was driven by increases in sourcing sales to our partners, royalties earned associated with franchise sales in many countries outside of North America, net sales in China, and our wholesale arrangements, partially offset by the incremental net sales from the extra week in 2023.
Gross Profit
For 2024, our gross profit increased $42 million to $2.284 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 36.7% from 36.3%.

For 2024, the increase in gross profit dollars was primarily due to the increase in net sales, reductions in costs of goods sold related to our supply chain initiative and a decrease in buying and occupancy expenses, partially offset by an increase in promotional activity and incremental gross profit recognized in 2023 as a result of the extra week last year. Additionally, the increase in gross profit dollars compared to 2023 was driven by the recognition in gross profit of $29 million in 2023 related to the fair value step-up adjustment on the acquired inventory from Adore Me, partially offset by $22 million of impairment and other charges for certain of our equity method investments in 2024.
The gross profit rate increase was primarily driven by reductions in costs of goods sold related to our supply chain initiative and the expense recorded in 2023 as noted above, partially offset by increased promotional activity and the impairment and other charges for certain of our equity method investments recorded in 2024. Additionally, the gross profit rate increase was due to leverage in buying and occupancy expenses as a result of the increase in net sales and a decrease in buying and occupancy expenses compared to 2023.
General, Administrative and Store Operating Expenses
For 2024, our general, administrative and store operating expenses decreased $22 million, or 1%, to $1.974 billion. The decrease in general, administrative and store operating expenses compared to 2023 was primarily due to a decrease in marketing expenses and charges related to Adore Me purchase accounting items, partially offset by an increase in certain other administrative expenses. The decrease in general, administrative and store operating expenses in 2024 was also due to incremental expenses recognized in 2023 as a result of the extra week last year.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 31.7% from 32.3% due to leverage driven by the increase in net sales compared to 2023 and the decrease in marketing expenses.
Interest Expense
For 2024, our interest expense decreased $13 million to $86 million compared to 2023, primarily due to our lower average outstanding debt and lower average borrowing rate for our ABL Facility, partially offset by our higher average borrowing rate for our Term Loan Facility.
Provision for Income Taxes
For 2024, the Company's effective tax rate was 23.6% compared to 21.4% in 2023. The difference between the Company's effective tax rate in 2024 and the combined estimated federal and state statutory rate was primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate, partially offset by additional tax expense related to share-based compensation awards that vested in 2024. The difference between the Company's effective tax rate in 2023 and the combined estimated federal and state statutory rate was primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate and the resolution of certain tax matters.

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
The following table provides a summary of our working capital position and capitalization as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Net Cash Provided by Operating Activities (a)	$425	$389
Capital Expenditures (a)	178	256
Working Capital	66	(81)
Capitalization:
Long-term Debt	973	1,120
Victoria's Secret & Co. Shareholders’ Equity	640	417
Total Capitalization	$1,613	$1,537
Amounts Available Under the ABL Facility (b)	$533	$423
 ________________
(a)Amounts shown represent the fifty-two-week period ended February 1, 2025 and the fifty-three-week period ended February 3, 2024.
(b)For the period ended February 1, 2025, the availability under the ABL Facility was limited by our borrowing base of $550 million, less letters of credit of $17 million. For the period ended February 3, 2024, the availability was limited by our borrowing base of $587 million, less outstanding borrowings of $145 million and letters of credit of $19 million.
The following table provides certain measures of liquidity and capital resources as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Debt-to-capitalization Ratio (a)	60%	73%
Net Cash Provided By Operating Activities to Capital Expenditures	239%	152%
________________
(a)Long-term debt divided by total capitalization.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 1, 2025 and February 3, 2024:

	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$270	$427
Net Cash Provided by Operating Activities	425	389
Net Cash Used for Investing Activities	(153)	(254)
Net Cash Used for Financing Activities	(315)	(291)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(43)	(157)
Cash and Cash Equivalents, End of Year	$227	$270

Operating Activities
Net cash provided by operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, equity method investment impairment charges, deferred tax expense and gain on sale of assets, as well as changes in working capital. Net cash provided by operating activities in 2024 was $425 million, an increase in net cash provided by operating activities of $36 million compared to 2023. The increase in net cash provided by operating activities in 2024 was primarily driven by lower net operating cash outflows associated with working capital changes of $74 million, an increase in net income of $53 million and equity method impairment charges of $19 million in 2024, partially offset by $39 million of payments for contingent compensation related to the acquisition of Adore Me in 2024, the $29 million amortization of the fair value adjustment on the acquired inventory from Adore Me in 2023 and a decrease in depreciation and amortization of long-lived assets of $26 million. The most significant working capital drivers resulting in the increase in net operating cash flows in 2024 compared to 2023 were the payment of the occupancy-related legal matter in 2023 and income taxes paid of $54 million in 2024 compared to $74 million paid in 2023. The increase in net operating cash flows in 2024 compared to 2023 was partially offset by the decrease in Accounts Payable in 2024.
Investing Activities
Net cash used for investing activities in 2024 was $153 million, consisting primarily of capital expenditures of $178 million, partially offset by $25 million of proceeds on the sale of certain non-store corporate-related assets. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.
Net cash used for investing activities in 2023 was $254 million, consisting of capital expenditures of $256 million. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth and technology investments.
We are estimating 2025 capital expenditures to be approximately $240 million. We expect that our capital expenditures will be focused on our store capital program along with investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.
Financing Activities
Net cash used for financing activities in 2024 was $315 million, consisting primarily of $605 million of repayments under the ABL Facility and $161 million of payments for deferred consideration and contingent consideration related to the acquisition of Adore Me, partially offset by borrowings of $460 million from the ABL Facility.
Net cash used for financing activities in 2023 was $291 million, consisting primarily of $615 million of repayments under the ABL Facility and $125 million of share repurchases, partially offset by borrowings of $465 million from the ABL Facility.
Common Stock Share Repurchases & Treasury Stock Retirements
Our Board determines share repurchase authorizations, giving consideration to our levels of profit and cash flows, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions existing at the time. We use cash flows provided by our operating activities to fund any share repurchases. Once authorized by our Board of Directors, the timing and amount of any share repurchases are made at our discretion, taking into account a number of factors, including market conditions.
March 2024 Share Repurchase Program
In March 2024, our Board approved a share repurchase program (“March 2024 Share Repurchase Program”), authorizing the repurchase of up to $250 million of our common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
We did not repurchase any shares of our common stock under the March 2024 Share Repurchase Program during 2024. As of February 1, 2025, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
January 2023 Share Repurchase Program
In January 2023, our Board approved a share repurchase program (“January 2023 Share Repurchase Program”), authorizing the repurchase of up to $250 million of our common stock. The authorization, which expired at the end of 2023, was utilized in 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.

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
Dividend Policy and Procedures
We have not paid any cash dividends since becoming an independent, publicly traded company. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board deems relevant. We would use net cash flow provided by operating and financing activities to fund our dividends.
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$387 million Term Loan due August 2028 (“Term Loan Facility”)	$382	$385
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	—	145
Total Senior Secured Debt with Subsidiary Guarantee	382	530
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	595	594
Total Senior Debt with Subsidiary Guarantee	595	594
Total	977	1,124
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$973	$1,120
Cash paid for interest was $77 million and $87 million in 2024 and 2023, respectively.
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

Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $4 million during both 2024 and 2023.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of February 1, 2025, the interest rate on loans under the Term Loan Facility was 7.94%.
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
We borrowed $460 million and $465 million from the ABL Facility during 2024 and 2023, respectively, and made repayments of $605 million and $615 million under the ABL Facility during 2024 and 2023, respectively. As of February 1, 2025, there were no borrowings outstanding under the ABL Facility and we had $17 million of outstanding letters of credit that reduced our availability under the ABL Facility. As of February 1, 2025, our remaining availability under the ABL Facility was $533 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of February 1, 2025, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of February 1, 2025:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Negative (a)	Negative (a)
________________
(a)Subsequent to February 1, 2025, Moody's and S&P both updated our outlook to Stable.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 1, 2025:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$1,225	$62	$124	$1,039	$—	$—
Future Lease Obligations (b)	2,290	394	643	465	788	—
Purchase Obligations (c)	770	693	68	9	—	—
Other Liabilities (d)	45	31	—	—	—	14
Total	$4,330	$1,180	$835	$1,513	$788	$14
________________
(a)Long-term debt obligations relate to our principal and interest payments for our outstanding debt. Interest payments have been estimated based on the coupon rate for fixed rate obligations. For variable interest rate obligations under the Term Loan Facility, the interest payments have been estimated based on an interest rate of 7.94%, which was the interest rate as of February 1, 2025. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)Future lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $31 million of these tax items because it is reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $14 million is included in the “Other” category because it is not reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. For additional information, see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Recently Issued Accounting and Reporting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard is effective for annual reporting periods beginning in fiscal year 2024 and interim periods beginning in fiscal year 2025. We adopted this standard effective for our fiscal year 2024 Annual Report on Form 10-K and have included the required disclosures in Note 19, “Segment Information” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
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

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning in fiscal year 2025. The updates required by this standard should be applied prospectively, but retroactive application is permitted. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.
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
We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results, operating trends and consumer behavior. Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2024. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $3 million for 2024.
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
In the fourth quarter of 2024, we performed our annual goodwill impairment assessment for the reporting unit which goodwill is assigned using the qualitative approach.
Claims and Contingencies
We are subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. We consult with legal counsel on matters related to litigation and seek input from both internal and external experts with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is reasonably estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable) or if an estimate is not reasonably determinable, disclosure of a material claim or contingency is disclosed in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income in the period that includes the enactment date. We treat the global intangible low-taxed income provisions enacted as part of the U.S. Tax Cuts and Jobs Act as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income.

Revenue Recognition
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by our customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in our Consolidated Statements of Income. We also provide a reserve for projected merchandise returns based on historical experience and recent information. Net Sales exclude sales and other similar taxes collected from customers.
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
We sell gift cards with no expiration dates to customers. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards when it is probable that a significant revenue reversal will not occur in the future (“gift card breakage”). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. We determine the gift card breakage rate estimate based on historical redemption patterns and review the breakage rate periodically throughout the year. Gift card breakage is included in Net Sales in our Consolidated Statements of Income. A one percentage point increase or decrease in our gift card breakage rate estimate would have impacted net sales, gross profit and operating income by approximately $22 million and net income by approximately $17 million for 2024.
Revenue earned in connection with our credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated Statements of Income.
We also recognize revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time title of the merchandise passes to the partner.

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
Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, Chinese Yuan and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada, China and Europe is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign currency exchange rate risk by entering into foreign currency forward contracts; however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of February 1, 2025, our investment portfolio is primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

Our outstanding long-term debt as of February 1, 2025 consists of the 2029 Notes, which have a fixed interest rate, and the $387 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Principal Value	$987	$991
Fair Value, Estimated (a)	940	897
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of February 1, 2025, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of February 1, 2025, our investment portfolio is primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VICTORIA'S SECRET & CO.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2024 and 2022 refer to the fifty-two-week periods ended February 1, 2025 and January 28, 2023, respectively, and the results for 2023 refer to the fifty-three-week period ended February 3, 2024.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2025.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria's Secret & Co.

Opinion on Internal Control Over Financial Reporting
We have audited Victoria's Secret & Co.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Victoria's Secret & Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated March 21, 2025 expressed an unqualified opinion thereon.
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
March 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria's Secret & Co.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Victoria's Secret & Co. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 21, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserve for Store Inventory Losses

Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company had inventories of $955 million as of February 1, 2025, which included finished goods of $901 million. Inventories were principally valued at the lower of cost or net realizable value, on an average cost basis. The most significant and judgmental portion of the inventory reserves related to the reserve for store inventory losses. Management applied judgment to determine its reserve for store inventory losses that have occurred since the date of the last physical inventory. The Company calculated the reserve for store inventory losses based on actual inventory losses identified as a result of store physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for store inventory losses occurring in the interim period between the most recent physical inventory count and year-end was calculated on a store-specific basis and was primarily based on recent inventory loss results. Management considered historical store inventory losses taken and current consumer behavior to estimate the reserve for store inventory losses.

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
Grandview Heights, Ohio
March 21, 2025

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2024	2023	2022
Net Sales	$6,230	$6,182	$6,344
Costs of Goods Sold, Buying and Occupancy	(3,946)	(3,940)	(4,086)
Gross Profit	2,284	2,242	2,258
General, Administrative and Store Operating Expenses	(1,974)	(1,996)	(1,780)
Operating Income	310	246	478
Interest Expense	(86)	(99)	(60)
Other Loss	(3)	—	(1)
Income Before Income Taxes	221	147	417
Provision for Income Taxes	52	31	79
Net Income	169	116	338
Less: Net Income (Loss) Attributable to Noncontrolling Interest	4	7	(10)
Net Income Attributable to Victoria's Secret & Co.	$165	$109	$348
Net Income Per Basic Share Attributable to Victoria's Secret & Co.	$2.11	$1.41	$4.24
Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$2.05	$1.39	$4.14

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2024	2023	2022
Net Income	$169	$116	$338
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(3)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	—	—	3
Total Other Comprehensive Loss, Net of Tax	$(2)	$(3)	$(4)
Total Comprehensive Income	167	113	334
Less: Net Income (Loss) Attributable to Noncontrolling Interest	4	7	(10)
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(1)	(2)	—
Comprehensive Income Attributable to Victoria's Secret & Co.	$164	$108	$344

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 1, 2025	February 3, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$227	$270
Accounts Receivable, Net	159	152
Inventories	955	985
Other	100	126
Total Current Assets	1,441	1,533
Property and Equipment, Net	774	843
Operating Lease Assets	1,481	1,351
Goodwill	367	367
Trade Names	281	284
Other Intangible Assets, Net	95	116
Deferred Income Taxes	22	20
Other Assets	71	86
Total Assets	$4,532	$4,600
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$419	$513
Accrued Expenses and Other	633	810
Current Debt	4	4
Current Operating Lease Liabilities	287	267
Income Taxes	32	20
Total Current Liabilities	1,375	1,614
Deferred Income Taxes	11	37
Long-term Debt	973	1,120
Long-term Operating Lease Liabilities	1,434	1,312
Other Long-term Liabilities	75	79
Total Liabilities	3,868	4,162
Shareholders’ Equity:
Preferred Stock—$0.01 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.01 par value; 1,000 shares authorized; 79 and 78 shares issued; 79 and 78 shares outstanding, respectively	1	1
Paid-in Capital	297	238
Accumulated Other Comprehensive Income (Loss)	(1)	—
Retained Earnings	343	178
Total Victoria's Secret & Co. Shareholders' Equity	640	417
Noncontrolling Interest	24	21
Total Equity	664	438
Total Liabilities and Equity	$4,532	$4,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity	Noncontrolling Interest	Total Equity
	Shares Outstanding	Par Value
Balance, January 29, 2022	85	$1	$125	$5	$126	$—	$257	$—	$257
Net Income (Loss)	—	—	—	—	348	—	348	(10)	338
Other Comprehensive Loss	—	—	—	(4)	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	—	—	—	(4)	348	—	344	(10)	334
Sale of Noncontrolling Interest	—	—	17	—	—	—	17	28	45
Repurchases of Common Stock	(6)	—	50	—	—	(300)	(250)	—	(250)
Treasury Share Retirements	—	—	(12)	—	(288)	300	—	—	—
Share-based Compensation Expense	—	—	48	—	—	—	48	—	48
Tax Payments related to Share-based Awards	(1)	—	(42)	—	—	—	(42)	—	(42)
Other	2	—	9	—	—	—	9	—	9
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income	—	—	—	—	109	—	109	7	116
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(2)	(3)
Total Comprehensive Income (Loss)	—	—	—	(1)	109	—	108	5	113
Repurchases of Common Stock	(3)	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	56	—	—	—	56	—	56
Tax Payments related to Share-based Awards	(1)	—	(12)	—	—	—	(12)	—	(12)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(2)	(2)
Other	2	—	8	—	—	—	8	—	8
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income	—	—	—	—	165	—	165	4	169
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(1)	(2)
Total Comprehensive Income (Loss)	—	—	—	(1)	165	—	164	3	167
Share-based Compensation Expense	—	—	60	—	—	—	60	—	60
Tax Payments related to Share-based Awards	(1)	—	(10)	—	—	—	(10)	—	(10)
Other	2	—	9	—	—	—	9	—	9
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2024	2023	2022
Operating Activities:
Net Income	$169	$116	$338
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization of Long-lived Assets	258	284	274
Share-based Compensation Expense	60	56	48
Payments for Contingent Compensation related to Adore Me Acquisition	(39)	—	—
Deferred Income Taxes	(29)	(16)	(28)
Equity Method Investment Impairment Charges	19	—	—
Gain on Sale of Assets	(7)	—	—
Amortization of Fair Value Adjustment to Acquired Inventories	—	29	—
Changes in Assets and Liabilities, Net of Assets and Liabilities related to the Acquisition:
Accounts Receivable	(8)	(13)	22
Inventories	29	36	—
Accounts Payable, Accrued Expenses and Other	(78)	(11)	(163)
Income Taxes	14	(26)	(67)
Other Assets and Liabilities	37	(66)	13
Net Cash Provided by Operating Activities	425	389	437
Investing Activities:
Capital Expenditures	(178)	(256)	(164)
Proceeds from Sale of Assets	25	—	—
Acquisition, Net of Cash Acquired	—	1	(369)
Investment in Frankies Bikinis, LLC	—	—	(18)
Other Investing Activities	—	1	(4)
Net Cash Used for Investing Activities	(153)	(254)	(555)
Financing Activities:
Repayments of Borrowings from Asset-based Revolving Credit Facility	(605)	(615)	—
Borrowings from Asset-based Revolving Credit Facility	460	465	295
Payments for Contingent and Deferred Consideration related to Adore Me Acquisition	(161)	—	—
Tax Payments related to Share-based Awards	(10)	(12)	(42)
Proceeds from Stock Option Exercises	5	3	5
Payments of Long-term Debt	(4)	(4)	(4)
Repurchases of Common Stock	—	(125)	(250)
Cash Received from Noncontrolling Interest Holder	—	—	55
Other Financing Activities	—	(3)	(1)
Net Cash Provided by (Used for) Financing Activities	(315)	(291)	58
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)	(3)
Net Decrease in Cash and Cash Equivalents	(43)	(157)	(63)
Cash and Cash Equivalents, Beginning of Period	270	427	490
Cash and Cash Equivalents, End of Period	$227	$270	$427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria's Secret & Co. is a specialty retailer of women's intimate and other apparel and beauty products marketed under the Victoria's Secret, PINK and Adore Me brand names. The Company has more than 880 stores in the U.S., Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has more than 500 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and digital channels.
On December 30, 2022, the Company completed its acquisition of Adore Me, a digitally-native intimates brand. For additional information, see Note 2, “Acquisition.”
In the third quarter of 2024, the Company made certain executive leadership changes, including the appointment of a new Chief Executive Officer and the elimination of two executive officer roles to restructure its executive leadership team. For additional information, see Note 5, “Restructuring Activities.”
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2024” and “2022” refer to the fifty-two-week periods ended February 1, 2025 and January 28, 2023, respectively, and “2023” refers to the fifty-three-week period ended February 3, 2024.
Basis of Consolidation
The Consolidated Financial Statements have been prepared in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company’s investment portfolio is primarily comprised of money market funds and bank deposits.
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

Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media or in the store, or when the advertising is mailed.
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
Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to a reporting unit. A reporting unit is an operating segment as defined in ASC 350, Intangibles - Goodwill and Other, or a business one level below an operating segment.
The Company has goodwill resulting from the Adore Me acquisition on December 30, 2022. Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. The estimated fair value of a reporting unit is determined using Level 3 inputs in accordance with ASC 820, Fair Value Measurement, and is developed using a weighting of the discounted cash flow approach and the comparable public company approach.
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

Amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets. The following table provides a rollforward of these obligations for 2024:

2024
(in millions)
Obligations outstanding, beginning of year	$183
Payment obligations financed during the year	1,067
Financed payment obligations paid during the year	(1,069)
Obligations outstanding, end of year	$181
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Income in the period that includes the enactment date. The Company treats the global intangible low-taxed income provision enacted as part of the U.S. Tax Cuts and Jobs Act as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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

The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income.
Self-Insurance
The Company is self-insured for medical, workers’ compensation, property, general liability and automobile liability up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income, and the Company’s share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
In the fourth quarter of 2024, due to recent and forecasted operating losses by certain equity method investments and strategic business decisions by management, the Company determined there may be an other-than-temporary loss in value for those investments. As a result of the other-than-temporary loss indicators, the Company utilized the income approach to review those investments for impairment. The income approach estimates fair value based on the estimated discounted future cash flows of the equity method investment, which are considered non-recurring Level 3 inputs in accordance with ASC 820, Fair Value Measurement. The Company determined the fair values were less than the carrying values for those equity method investments and, as a result, impairment charges of $19 million were recorded in the fourth quarter of 2024 and are included in Costs of Goods Sold, Buying and Occupancy in the 2024 Consolidated Statement of Income.
In March 2022, the Company acquired a minority interest in swimwear brand Frankies Bikinis, LLC (“Frankies Bikinis”) in exchange for $18 million. The investment in Frankies Bikinis is accounted for using the equity method of accounting.
The total carrying value of equity method investments was $47 million and $60 million as of February 1, 2025 and February 3, 2024. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
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
Revenue Recognition
The Company recognizes revenue based on the amount it expects to receive when control of the goods or services is transferred to the customer. The Company recognizes sales upon customer receipt of merchandise, which, for direct channel revenues, reflect an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.
The Company offers certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for the value of points redeemed and an estimate for points not expected to be redeemed based on historical experience.
The Company sells gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when it is probable that a significant revenue reversal will not occur in the future (“gift card breakage”). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. The Company determines the gift card breakage rate estimate based on historical redemption patterns and reviews the breakage rate periodically throughout the year. Gift card breakage is included in Net Sales in the Consolidated Statements of Income.
Revenue earned in connection with the Company's credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated Statements of Income.
The Company also recognizes revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time title of the merchandise passes to the partner.
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
General, Administrative and Store Operating Expenses
The Company’s general, administrative and store operating expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.
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

Recently Issued Accounting and Reporting Pronouncements
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard is effective for annual reporting periods beginning in fiscal year 2024 and interim periods beginning in fiscal year 2025. The Company adopted this standard effective for its fiscal year 2024 Annual Report on Form 10-K and has included the required disclosures in Note 19, “Segment Information.” The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning in fiscal year 2025. The updates required by this standard should be applied prospectively, but retroactive application is permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.
2. Acquisition
Background
On December 30, 2022, the Company completed its acquisition of 100% of the equity interests of Adore Me. Under the terms of the definitive agreement setting forth the terms and conditions of the acquisition (the “Merger Agreement”), the Company made an upfront cash payment of $391 million at closing. Additionally, under the terms of the Merger Agreement, the Company agreed to pay further cash consideration in an aggregate amount of at least $80 million and up to $300 million, which included a minimum fixed payment along with consideration for potential additional payments based on the achievement of specified strategic objectives and EBITDA and net revenue goals within the two-year period following closing of the transaction.
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
The Company accounted for the acquisition of Adore Me using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their fair values. As of February 3, 2024, the Company finalized the valuation estimates used to determine the final purchase price allocation which includes amounts allocated to intangible assets. For additional information about goodwill and other intangible assets, see Note 9, “Intangible Assets.”

Post-Acquisition
During 2024, the Company made payments totaling $200 million, which included a fixed payment of $100 million and payments totaling $100 million relating to the achievement of specified strategic objectives under the terms of the Merger Agreement. These payments made during 2024 were comprised of $161 million classified as financing cash outflows and $39 million classified as operating cash outflows in the Consolidated Statement of Cash Flows. The amount classified as operating cash outflows was subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”) and was recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income as it was earned.
As of February 1, 2025, management believes no further payment is required based on its calculation of Adore Me’s EBITDA and net revenue results compared to specified targets applicable to the two-year period following the close of the transaction as set forth in the Merger Agreement. Determination of payment required according to the terms of the Merger Agreement related to the calculation of EBITDA and net revenue goals applicable to the two-year period following the closing of the transaction remains subject to finalization. The range of outcomes is zero to $100 million. Management submitted, under the terms of the Merger Agreement, its calculation of the contingent payment owed of zero dollars on March 3, 2025.
In both 2024 and 2023, the Company recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets. In addition, in 2023, the Company recognized the financial impact of additional acquisition-related costs and recognition in gross profit of the fair value adjustment to acquired inventories that were sold in 2023. The following table provides a summary by line item in the Consolidated Statements of Income of the financial impact of purchase accounting items and additional acquisition-related costs for 2024 and 2023:

	2024	2023
Income Statement Line Item	(in millions)
Costs of Goods Sold, Buying and Occupancy	$—	$29
General, Administrative and Store Operating Expenses	29	41
Interest Expense	5	5
The Company consolidates Adore Me's financial information on an approximate one-month reporting lag. Accordingly, given the acquisition closing date of December 30, 2022, the operating results of Adore Me for the period subsequent to the acquisition date are recorded in the Company's consolidated financial statements beginning in 2023.
Pro Forma Financial Information
In accordance with ASC 805, Business Combinations, the following unaudited pro forma results of operations for 2022 assumes the Adore Me acquisition was completed on the first day of fiscal year 2021, or January 31, 2021. The following pro forma results include adjustments to reflect acquisition-related costs, amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of inventories.

2022
(in millions)
Net Sales	$6,595
Net Income Attributable to Victoria's Secret & Co.	330
The unaudited pro forma financial information may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the period presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the Company has incurred or may incur to integrate the acquired business.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $112 million as of February 1, 2025 and $103 million as of February 3, 2024. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, merchandise credits, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $269 million as of February 1, 2025 and $310 million as of February 3, 2024. The Company recognized $163 million as revenue in 2024 from amounts recorded as deferred revenue at the beginning of the period, which includes the impact from the change in its accounting estimate relating to outstanding gift cards. As of February 1, 2025, the Company recorded deferred revenues of $256 million within Accrued Expenses and Other, and $13 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Stores — North America (a)	$3,428	$3,480	$3,909
Direct (a)	2,042	2,015	1,843
International (b)	760	687	592
Total Net Sales	$6,230	$6,182	$6,344
_______________
(a)Results in 2024 and 2023 include Adore Me sales.
(b)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. The Company determines the gift card breakage rate estimate based on historical redemption patterns and reviews the breakage rate periodically throughout the year. In the fourth quarter of 2024, the Company recorded a change in its accounting estimate relating to expected redemption of outstanding gift cards issued by the Company, as the Company has experienced a sustained decrease in redemption rates, leading to increased breakage rates. As a result of this change in accounting estimate, the Company recognized a cumulative adjustment which increased net sales, gross profit and operating income by approximately $26 million and increased net income by approximately $20 million in the fourth quarter of 2024. Estimating future breakage rates requires judgment based on current and historical patterns of redemption and the actual breakage rates may vary from the estimate.
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
The Company recognized Net Sales of $75 million, $95 million and $123 million for 2024, 2023 and 2022, respectively, related to revenue earned in connection with its credit card arrangements.
The Company’s international net sales include sales from Company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency.
4. Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Common Shares	79	78	82
Treasury Shares	—	—	—
Basic Shares	79	78	82
Effect of Dilutive Awards	2	1	2
Diluted Shares	81	79	84
Anti-dilutive Awards (a)	1	2	1
 ________________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
5. Restructuring Activities
2024 Executive Leadership Restructuring
In the third quarter of 2024, the Company made certain executive leadership appointments and changes to restructure its executive leadership team. On August 12, 2024, the Board appointed Hillary Super as CEO of the Company and as a member of the Board, effective as of September 9, 2024, and terminated Martin Waters as CEO, effective as of August 13, 2024. Mr. Waters’ exit from the Company constituted a termination without cause under his employment agreement, entitling him to receive certain severance benefits provided under his employment agreement, subject to the terms and conditions of that agreement.
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
As a result of these executive leadership changes, pre-tax severance and related costs of $13 million were recorded in 2024 and are included in General, Administrative and Store Operating Expenses in the 2024 Consolidated Statement of Income. There were $13 million of liabilities related to these executive leadership changes included in the February 1, 2025 Consolidated Balance Sheet.
2023 and 2022 Organizational Restructurings
In the first quarter of 2023, the Company implemented restructuring actions to continue to reorganize its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2023 Consolidated Statement of Income.
During the second quarter and fourth quarter of 2022, the Company implemented restructuring actions to reorganize its organizational structure. As a result, pre-tax severance and related costs of $35 million, of which $21 million are included in General, Administrative and Store Operating Expenses and $14 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2022 Consolidated Statement of Income.
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
Since the Company has retained control over the joint venture, the joint venture's assets, liabilities and results of operations are consolidated in the Company's consolidated financial statements. Regina Miracle's interest in the joint venture is reflected in Noncontrolling Interest in the Consolidated Balance Sheets and in Net Income (Loss) Attributable to Noncontrolling Interest in the Consolidated Statements of Income.

6. Inventories
The following table provides details of Inventories as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Finished Goods Merchandise	$901	$929
Raw Materials and Merchandise Components	54	56
Total Inventories	$955	$985
The above amounts are net of valuation adjustments for inventory where the cost exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory and net of loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory.
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Land and Improvements	$28	$28
Buildings and Improvements	219	218
Furniture, Fixtures, Software and Equipment	2,225	2,308
Leasehold Improvements	1,004	1,036
Construction in Progress	27	26
Total	3,503	3,616
Accumulated Depreciation and Amortization	(2,729)	(2,773)
Property and Equipment, Net	$774	$843
Depreciation expense was $226 million in 2024, $259 million in 2023 and $274 million in 2022.
In the first quarter of 2024, the Company classified certain non-store corporate-related assets that were expected to be sold within the next twelve months as held for sale within Other Current Assets on the Consolidated Balance Sheet. In the second quarter of 2024, the Company completed the sale of certain of these held for sale assets with an aggregate carrying value of $10 million. The net cash proceeds from the sale of these assets were $16 million and resulted in a gain of $6 million in Cost of Goods Sold, Buying and Occupancy in the 2024 Consolidated Statement of Income. In the fourth quarter of 2024, the Company completed the sale of the remaining held for sale assets with an aggregate carrying value of $8 million. The net cash proceeds from the sale of these assets were $9 million and resulted in a gain of $1 million in Cost of Goods Sold, Buying and Occupancy in the 2024 Consolidated Statement of Income.
8. Leases
The following table provides the components of lease cost for operating leases for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Operating Lease Costs	$410	$393	$385
Variable Lease Costs	90	92	76
Short-term Lease Costs	13	14	13
Total Lease Cost	$513	$499	$474

The following table provides future maturities of operating lease liabilities as of February 1, 2025:

Fiscal Year	(in millions)
2025	$392
2026	344
2027	281
2028	240
2029	207
Thereafter	736
Total Lease Payments	$2,200
Less: Interest	(479)
Present Value of Operating Lease Liabilities	$1,721
As of February 1, 2025, the Company had additional operating lease commitments that have not yet commenced of approximately $88 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Weighted-Average Remaining Lease Term (years)	7.2	7.0
Weighted-Average Discount Rate	6.8%	6.6%
The Company paid $416 million in 2024, $406 million in 2023 and $423 million in 2022 for operating lease liabilities recorded on the Consolidated Balance Sheets. These payments are included within the Operating Activities section of the Consolidated Statement of Cash Flows.
In 2024, 2023 and 2022, the Company obtained $437 million, $392 million and $160 million, respectively, of additional lease assets as a result of new operating lease obligations.
Asset Retirement Obligations
The Company has asset retirement obligations primarily related to certain China joint venture-operated international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company's liabilities for asset retirement obligations totaled $9 million as of February 1, 2025 and $8 million as of February 3, 2024. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
9. Intangible Assets
Goodwill
The Company's goodwill was established as a result of the acquisition of Adore Me on December 30, 2022. For additional information, see Note 2, “Acquisition.” Prior to the acquisition of Adore Me, the Company did not have any goodwill.
In the fourth quarter of 2024, the Company performed its annual goodwill impairment assessment for the reporting unit which goodwill is assigned using the qualitative approach. Based on the results of the qualitative assessment, the Company determined it was more likely than not that the fair value of each reporting unit exceeds its respective carrying value, which resulted in a conclusion that no impairment existed as of February 1, 2025. The Company did not record any impairment charges for goodwill in 2024, 2023 or 2022.

The following table shows the change in the carrying value of Goodwill:

(in millions)
Balance as of January 28, 2023	$365
Adjustments (a)	2
Balance as of February 3, 2024	367
Adjustments	—
Balance as of February 1, 2025	$367
 ________________
(a)Includes measurement period adjustments related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition.”
Trade Name - Indefinite-Lived
The Victoria's Secret trade name, an indefinite-lived intangible asset, was $246 million as of February 1, 2025 and February 3, 2024.
In the fourth quarter of 2024, the Company performed its annual impairment assessment of the Victoria's Secret trade name using the qualitative approach. Based on the results of the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the Victoria's Secret trade name was in excess of its carrying value and, therefore, was not impaired as of February 1, 2025. No impairment has been recorded for this indefinite-lived intangible asset in 2024, 2023 or 2022.
Definite-Lived Intangible Assets
The Company's definite-lived intangible assets were established as a result of the acquisition of Adore Me. Prior to the acquisition of Adore Me on December 30, 2022, the Company did not have any definite-lived intangible assets.
The following table provides details of the gross carrying amount and accumulated amortization of the Company's definite-lived intangible assets as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Gross Definite-Lived Intangible Assets
Customer Relationships	$81	$81
Developed Technology	56	56
Adore Me Trade Name	43	43
Total Gross Definite-Lived Intangible Assets	$180	$180

Accumulated Amortization
Customer Relationships	$(23)	$(12)
Developed Technology	(19)	(9)
Adore Me Trade Name	(8)	(4)
Total Accumulated Amortization	(50)	(25)
Total Definite-Lived Intangible Assets	$130	$155
Amortization expense for intangible assets was $25 million for both 2024 and 2023. Due to the timing of the acquisition date and the Company consolidating Adore Me's financial information on an approximate one-month reporting lag, there was no amortization expense recorded related to these definite-lived intangible assets prior to 2023.
Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. No impairment has been recorded for these definite-lived intangible assets.
The estimated future annual amortization expense is $25 million for fiscal years 2025 to 2028 and $16 million for fiscal year 2029 for definite-lived intangible assets recorded as of February 1, 2025.

10. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$209	$239
Compensation, Payroll Taxes and Benefits	150	135
Accrued Freight and Other Logistics	36	12
Deferred Revenue on Loyalty and Credit Card Programs	33	45
Taxes, Other than Income	30	43
Accrued Marketing	25	39
Returns Reserve	17	16
Deferred Revenue on Direct Shipments Not Yet Delivered	14	11
Accrued Claims on Self-insured Activities	14	11
Accrued Interest	7	9
Rent	4	6
Fixed Payment Related to Adore Me Acquisition	—	76
Contingent Consideration Related to Adore Me Acquisition	—	74
Other	94	94
Total Accrued Expenses and Other	$633	$810
11. Income Taxes
The following table provides the components of the Company’s Provision for Income Taxes for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Current:
U.S. Federal	$46	$19	$67
U.S. State	17	10	22
Non-U.S.	18	18	18
Total	81	47	107
Deferred:
U.S. Federal	(26)	(14)	(20)
U.S. State	(6)	(2)	(4)
Non-U.S.	3	—	(4)
Total	(29)	(16)	(28)
Provision for Income Taxes	$52	$31	$79
The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $92 million, $112 million and $92 million for 2024, 2023 and 2022, respectively.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2024, 2023 and 2022:

	2024	2023	2022
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	3.1%	3.1%	3.9%
Foreign Rate Differential	(4.4%)	(9.1%)	(3.4%)
Share-based Compensation	1.7%	1.1%	(4.6%)
U.S. Permanent Items	1.4%	1.7%	0.3%
Adore Me Contingent Compensation	1.0%	3.3%	—%
Impact of Non-U.S. Operations	0.6%	1.4%	1.8%
Uncertain Tax Positions	(0.2%)	0.7%	0.2%
Change in Valuation Allowance	(0.2%)	(0.9%)	(0.1%)
Other Items, Net	(0.4%)	(0.9%)	(0.1%)
Effective Tax Rate	23.6%	21.4%	19.0%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 1, 2025 and February 3, 2024. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 1, 2025			February 3, 2024
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$120	$—	$120	$130	$—	$130
Leases	443	(402)	41	359	(319)	40
Deferred Revenue	47	—	47	51	—	51
Accrued Expenses	37	—	37	35	—	35
Share-based Compensation	14	—	14	12	—	12
Trade Name and Other Intangibles	—	(91)	(91)	—	(97)	(97)
Property and Equipment	—	(42)	(42)	—	(57)	(57)
Other	31	(10)	21	26	(11)	15
Valuation Allowance	(136)	—	(136)	(146)	—	(146)
Total Deferred Income Taxes	$556	$(545)	$11	$467	$(484)	$(17)
As of February 1, 2025, the Company had loss carryforwards of $120 million, of which $32 million has an indefinite carryforward. The remainder of the non-U.S. carryforwards, if unused, will expire at various dates from 2025 through 2041. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $54 million for 2024, $74 million for 2023 and $161 million for 2022.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2024, 2023 and 2022, without interest and penalties:

	2024	2023	2022
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$38	$31	$10
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	9	9	10
Increases to Unrecognized Tax Benefits for Prior Years, Including Acquisitions	—	13	11
Decreases to Unrecognized Tax Benefits for Prior Years	(4)	(15)	—
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$43	$38	$31

Of the total gross unrecognized tax benefits, approximately $40 million, $35 million and $20 million at February 1, 2025, February 3, 2024, and January 28, 2023, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $32 million could change in the next 12 months due to audit settlement, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such cases, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $2 million in 2024, $2 million in 2023, and $1 million in 2022. The Company has accrued approximately $5 million for the payment of interest and penalties as of February 1, 2025, and $3 million as of February 3, 2024. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files income tax returns with the U.S. and various state, local, and non-U.S. jurisdictions. The Company participates in the Compliance Assurance Process (“CAP”) of the Internal Revenue Service. As part of CAP, tax years are examined on a contemporaneous basis. The Company is not subject to U.S. federal examination for years prior to fiscal year 2020. The Company is currently under examination, or may be subject to examination, by various state and local tax jurisdictions for fiscal year 2017 through 2023, and non-U.S. tax jurisdictions for fiscal year 2015 through 2023. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.
12. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$387 million Term Loan due August 2028 (“Term Loan Facility”)	$382	$385
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	—	145
Total Senior Secured Debt with Subsidiary Guarantee	382	530
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	595	594
Total Senior Debt with Subsidiary Guarantee	595	594
Total	977	1,124
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$973	$1,120
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2025	$4
2026	4
2027	4
2028	375
2029	600
Thereafter	$—
Cash paid for interest was $77 million, $87 million and $52 million in 2024, 2023 and 2022, respectively.

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
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $4 million during 2024, 2023 and 2022.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of February 1, 2025, the interest rate on loans under the Term Loan Facility was 7.94%.
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
The Company borrowed $460 million, $465 million and $295 million from the ABL Facility during 2024, 2023 and 2022, respectively, and made payments of $605 million and $615 million under the ABL Facility during 2024 and 2023, respectively. As of February 1, 2025, there were no borrowings outstanding under the ABL Facility and the Company had $17 million of outstanding letters of credit that reduced its availability under the ABL Facility. As of February 1, 2025, the Company's remaining availability under the ABL Facility was $533 million.
The Company's long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit the Company's ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of February 1, 2025, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
13. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

The following table provides a summary of the principal value and estimated fair value of outstanding debt as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Principal Value	$987	$991
Fair Value, Estimated (a)	940	897
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
Recurring Fair Value Measurements
The following table provides a summary of the Company's contingent consideration recognized at fair value related to the Adore Me acquisition as of February 1, 2025, February 3, 2024 and January 28, 2023 (in millions):

Balance Sheet Location	Measurement Level	February 1, 2025	February 3, 2024	January 28, 2023
Accrued Expenses and Other	Level 3	$—	$74	$30
Other Long-term Liabilities	Level 3	—	18	70
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
14. Comprehensive Income (Loss)
Comprehensive Income (Loss) includes gains and losses on foreign currency translation and derivative instruments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets and Consolidated Statements of Equity.
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of February 1, 2025	$(1)	$(1)

The following table provides the rollforward of accumulated other comprehensive income for 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of February 3, 2024	$—	$—
The following table provides the rollforward of accumulated other comprehensive income for 2022:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2022	$5	$5
Other Comprehensive Loss Before Reclassifications	(7)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income to Paid-in Capital	3	3
Tax Effect	—	—
Current-period Other Comprehensive Loss	(4)	(4)
Balance as of January 28, 2023	$1	$1
As a result of the China joint venture agreement completed in April 2022, the Company reclassified $3 million of accumulated foreign currency translation adjustments related to the joint venture out of Accumulated Other Comprehensive Income (Loss) and into Paid-in Capital in the first quarter of 2022 in order to reflect the amount attributable to the noncontrolling interest partner. For additional information, see Note 5, “Restructuring Activities.”
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
In April 2023, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York alleging that Victoria’s Secret Stores employs manual workers in New York state and failed to pay hourly wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. The Company continues to defend against the lawsuit and at this time a range of the reasonably possible loss cannot be estimated.
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

16. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and may contribute additional amounts at the discretion of the Human Capital and Compensation Committee of the Board and based on the Company's performance and a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $29 million for 2024, $42 million for 2023 and $43 million for 2022.
17. Shareholders’ Equity
Common Stock Share Repurchases & Treasury Stock Retirements
March 2024 Share Repurchase Program
In March 2024, the Board approved the March 2024 Share Repurchase Program, authorizing the repurchase of up to $250 million of the Company's common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
The Company did not repurchase any shares of its common stock under the March 2024 Share Repurchase Program during 2024. As of February 1, 2025, the Company was authorized to repurchase up to $250 million of the Company's common stock under the March 2024 Share Repurchase Program.
January 2023 Share Repurchase Program
In January 2023, the Board approved the January 2023 Share Repurchase Program, authorizing the repurchase of up to $250 million of the Company's common stock. The authorization, which expired at the end of 2023, was utilized in 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.
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
March 2022 Share Repurchase Program
In March 2022, the Board approved the March 2022 Share Repurchase Program, providing for the repurchase of up to $250 million of the Company's common stock. The $250 million authorization was utilized in 2022 to repurchase shares in the open market.

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
December 2021 ASR Agreement
In December 2021, the Company entered into an accelerated share repurchase agreement (“December 2021 ASR Agreement”) with Goldman Sachs to repurchase $250 million of the Company's common stock. In December 2021, the Company made an initial payment of $250 million to Goldman Sachs and received an initial delivery of 4.1 million shares of the Company's common stock. In February 2022, upon final settlement of the December 2021 ASR Agreement, the Company received an additional 0.3 million shares of the Company's common stock from Goldman Sachs. The final number of shares received under the December 2021 ASR Agreement was based on the daily average of the volume-weighted average share price of the Company's common stock over the term of the December 2021 ASR Agreement, less a discount and subject to other adjustments pursuant to the terms of the December 2021 ASR Agreement. In connection with the settlement of the December 2021 ASR Agreement, $50 million previously recorded in Paid-in Capital as of January 29, 2022, was reclassified to Treasury Stock in the first quarter of 2022. In 2022, the Company retired the additional 0.3 million shares repurchased in connection with the settlement of the December 2021 ASR Agreement. The retirement resulted in a reduction of $50 million in Treasury Stock, less than $1 million in the par value of Common Stock, less than $1 million in Paid-in Capital and nearly $50 million in Retained Earnings.
18. Share-based Compensation
Plan Summary
In 2021, the Board approved the Company's 2021 Stock Option and Performance Incentive Plan (“2021 Plan”). In 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the plan by 5 million shares. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted share units, performance share units, unrestricted shares, converted awards, replacement awards and substitute awards.
Under the amended 2021 Plan, 15 million options, restricted shares and unrestricted shares have been authorized to be granted to employees and directors. There were 8 million options and shares available for grant as of February 1, 2025.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$20	$17	$18
General, Administrative and Store Operating Expenses	40	39	30
Total Share-based Compensation Expense	$60	$56	$48
The tax benefit associated with recognized share-based compensation expense was $11 million for 2024, $9 million for 2023 and $9 million for 2022.
Restricted Stock
Restricted stock, including restricted stock units and performance share units, generally vests (the restrictions lapse) on a graded basis over a three-year period or at the end of a three-year period. The fair value of restricted stock awards is generally based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields, if applicable.

During 2024, 2023 and 2022, the Company granted certain performance share unit awards that include a specified market condition which can adjust the number of shares that vest under the award. The market condition compares the Company's total shareholder return over the performance period to that of a designated peer group. The performance share unit awards were valued using a Monte Carlo simulation model, which requires certain assumptions, including a risk-free interest rate, which was 4.5% for 2024, 4.0% for 2023 and 2.1% for 2022, and expected volatility, which was 45.4% for 2024, 47.1% for 2023 and 46.3% for 2022. The risk-free interest rate assumption is based on U.S. treasury constant maturity yields on the grant date with a term corresponding to the length of the remaining performance period. Due to the Company's limited trading history, the expected volatility assumption is based on the average historical volatility of the designated peer group. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends since becoming an independent, publicly traded company.
The following table provides the Company’s restricted stock activity for the fiscal year ended February 1, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested as of February 3, 2024	4,363	$34.25
Granted	4,191	19.05
Vested	(1,499)	34.54
Cancelled	(1,400)	24.91
Unvested as of February 1, 2025	5,655	$25.03
The weighted-average estimated fair value of restricted stock awards granted was $19.05 per share for 2024, $28.60 per share for 2023 and $47.63 per share for 2022.
The Company’s total intrinsic value of restricted stock awards that vested was $30 million for 2024, $35 million for 2023 and $118 million for 2022. The Company’s total fair value at grant date of restricted stock awards that vested was $52 million for 2024, $44 million for 2023 and $36 million for 2022. The tax benefit realized from tax deductions associated with restricted stock awards that vested was $6 million for 2024, $7 million for 2023 and $27 million for 2022.
As of February 1, 2025, there was $48 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.
19. Segment Information
The Company's segments are based on the financial information the Company's Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, uses to evaluate performance and allocate resources. The Company has one reportable segment. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on Net Income Attributable to Victoria's Secret & Co. as reported on the Consolidated Statements of Income.
The following table provides the Company's segment information for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Net Sales	$6,230	$6,182	$6,344
Costs of Goods Sold	(2,591)	(2,564)	(2,701)
Buying and Occupancy Expenses	(1,355)	(1,376)	(1,385)
General, Administrative and Store Operating Expenses (a)	(1,545)	(1,542)	(1,436)
Advertising and Marketing Expenses	(429)	(454)	(344)
Operating Income	$310	$246	$478
Interest Expense	(86)	(99)	(60)
Provision for Income Taxes	(52)	(31)	(79)
Other Items (b)	(7)	(7)	9
Net Income Attributable to Victoria's Secret & Co.	$165	$109	$348
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income (loss) attributable to noncontrolling interest, interest income and other miscellaneous expense items.

The Company derives revenue primarily from its sale of women's intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 3, “Revenue Recognition.”
The following table provides Net Sales by geographic location for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
U.S. (a)	$5,252	$5,272	$5,514
Outside of the U.S.	978	910	830
Total Net Sales	$6,230	$6,182	$6,344
_______________
(a)Includes U.S. territories.
The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
U.S. (a)	$2,136	$2,072
Outside of the U.S.	143	148
Total Long-lived Assets	$2,279	$2,220
_______________
(a)Includes U.S. territories.
As the Company is one reportable segment, for additional information on assets, capital expenditures, depreciation and amortization of long-lived assets and other significant non-cash transactions, see Item 8. Financial Statements and Supplementary Data.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 1, 2025 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 1, 2025 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees and other covered persons. These policies and procedures are designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of the Company's Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1. Further, it is the Company's policy to comply with all applicable laws, rules, regulations and listing standards when repurchasing shares or otherwise engaging in transactions in the Company's securities.
Information regarding the Company's directors and corporate governance is set forth under the captions “Proposal One: Election of Directors,” “Corporate Governance—Role of the Board,” “—Board Composition,” “—Board Policies and Practices,” “—Board Committees,” “—Corporate Governance Policies and Practices,” and “Beneficial Ownership of Shares” in the Proxy Statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Beneficial Ownership of Shares—Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K.

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
The following table summarizes share and exercise price information about the Company's equity compensation plans as of February 1, 2025.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,205,813	$36.45	(2)	7,998,270
Equity compensation plans not approved by security holders	—	—		—
Total	6,205,813	$36.45		7,998,270
 ________________
(1)Includes the Victoria's Secret & Co. 2021 Stock Option and Performance Incentive Plan.
(2)Does not include outstanding rights to receive common stock upon the vesting of restricted share awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information regarding certain relationships and related transactions is set forth under the captions “Corporate Governance—Related Party Transactions” and “Corporate Governance—Board Composition—Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information regarding principal accountant fees and services is set forth under the captions “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

The following consolidated financial statements of Victoria's Secret & Co. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Comprehensive Income for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024

Consolidated Statements of Equity for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Cash Flows for the Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

Notes to Consolidated Financial Statements

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

10.14
First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.15
Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.16**	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.17	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

10.18**
Executive Severance Agreement by and between VS Service Company, LLC and Dein Boyle, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 3, 2022).

10.19**
Executive Severance Agreement by and between VS Service Company, LLC and Christine Rupp, dated as of June 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 2, 2023).

10.20^
Amendment No. 1 to First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated May 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on September 1, 2023).

10.21
Amendment No. 1 to Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated May 8, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on September 1, 2023).

10.22**
Executive Severance Agreement by and between VS Service Company, LLC and Melinda McAfee, dated as of June 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 7, 2024).

10.23**
Executive Employment Agreement by and between VS Service Company, LLC and Hillary Super, dated as of August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2024).

10.24**	Amendment to the Victoria's Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 14, 2024).

10.25**
Executive Severance Agreement by and between VS Service Company, LLC and Scott Sekella, dated as of January 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2025).

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Powers of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 21, 2025

VICTORIA'S SECRET & CO. (Registrant)

By:	/s/ Scott Sekella
Scott Sekella Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2025:

Signature	Title

/s/ Hillary Super	Director and Chief Executive Officer
Hillary Super	(Principal Executive Officer)

/s/ Scott Sekella	Chief Financial Officer
Scott Sekella	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donna James*	Chair of the Board of Directors
Donna James

/s/ Irene Chang Britt*	Director
Irene Chang Britt

/s/ Jacqueline Hernández*	Director
Jacqueline Hernández

/s/ Lauren Peters*	Director
Lauren Peters

/s/ Sarah Davis*	Director
Sarah Davis

/s/ Anne Sheehan*	Director
Anne Sheehan

/s/ Mariam Naficy*	Director
Mariam Naficy

/s/ Rod Little*	Director
Rod Little

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott Sekella
Scott Sekella Attorney-in-fact