Form 10-Q
period 2025-05-03
Victoria's Secret & Co.
filed 2025-06-12
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40515
 _________________________________
VICTORIA'S SECRET & CO.
(Exact name of registrant as specified in its charter)
 _______________________________

Delaware			86-3167653
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
4 Limited Parkway East
	Reynoldsburg,	Ohio	43068
	(Address of principal executive offices)		(Zip Code)
(614)			577-7000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	VSCO	The New York Stock Exchange
Preferred Stock Purchase Rights	N/A	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 6, 2025, the number of outstanding shares of the Registrant’s common stock was 79,852,504 shares.

VICTORIA'S SECRET & CO.

*
Victoria's Secret & Co.'s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2025” and “first quarter of 2024” refer to the thirteen-week periods ended May 3, 2025 and May 4, 2024, respectively, and “fiscal year 2025” and “fiscal year 2024” refer to the fifty-two-week period ending January 31, 2026 and the fifty-two-week period ended February 1, 2025, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF LOSS
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2025	2024
Net Sales	$1,353	$1,359
Costs of Goods Sold, Buying and Occupancy	(879)	(858)
Gross Profit	474	501
General, Administrative and Store Operating Expenses	(454)	(475)
Operating Income	20	26
Interest Expense	(17)	(22)
Other Income	3	1
Income Before Income Taxes	6	5
Provision for Income Taxes	3	8
Net Income (Loss)	3	(3)
Less: Net Income Attributable to Noncontrolling Interest	5	1
Net Loss Attributable to Victoria's Secret & Co.	$(2)	$(4)
Net Loss Per Basic Share Attributable to Victoria's Secret & Co.	$(0.02)	$(0.05)
Net Loss Per Diluted Share Attributable to Victoria's Secret & Co.	$(0.02)	$(0.05)

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	First Quarter
	2025	2024
Net Income (Loss)	$3	$(3)
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation	1	—
Total Other Comprehensive Income, Net of Tax	1	—
Total Comprehensive Income (Loss)	4	(3)
Less: Net Income Attributable to Noncontrolling Interest	5	1
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(1)	—
Comprehensive Income (Loss) Attributable to Victoria's Secret & Co.	$—	$(4)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 3, 2025	February 1, 2025	May 4, 2024
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$138	$227	$105
Accounts Receivable, Net	153	159	152
Inventories	1,043	955	987
Other	121	100	149
Total Current Assets	1,455	1,441	1,393
Property and Equipment, Net	763	774	805
Operating Lease Assets	1,534	1,481	1,316
Goodwill	367	367	367
Trade Names	279	281	283
Other Intangible Assets, Net	90	95	111
Deferred Income Taxes	23	22	20
Other Assets	69	71	89
Total Assets	$4,580	$4,532	$4,384
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$423	$419	$412
Accrued Expenses and Other	543	633	755
Current Debt	4	4	4
Current Operating Lease Liabilities	260	287	246
Income Taxes	26	32	18
Total Current Liabilities	1,256	1,375	1,435
Deferred Income Taxes	16	11	42
Long-term Debt	1,078	973	1,119
Long-term Operating Lease Liabilities	1,482	1,434	1,285
Other Long-term Liabilities	75	75	58
Total Liabilities	3,907	3,868	3,939
Shareholders' Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 80, 79, and 78 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	302	297	248
Accumulated Other Comprehensive Income (Loss)	1	(1)	—
Retained Earnings	341	343	174
Total Victoria's Secret & Co. Shareholders' Equity	645	640	423
Noncontrolling Interest	28	24	22
Total Equity	673	664	445
Total Liabilities and Equity	$4,580	$4,532	$4,384

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

First Quarter 2025

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664
Net Income (Loss)	—	—	—	—	(2)	—	(2)	5	3
Other Comprehensive Income (Loss)	—	—	—	2	—	—	2	(1)	1
Total Comprehensive Income (Loss)	—	—	—	2	(2)	—	—	4	4
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	—	—	(10)	—	—	—	(10)	—	(10)
Other	1	—	1	—	—	—	1	—	1
Balance, May 3, 2025	80	$1	$302	$1	$341	$—	$645	$28	$673

First Quarter 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income (Loss)	—	—	—	—	(4)	—	(4)	1	(3)
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income (Loss)	—	—	—	—	(4)	—	(4)	1	(3)
Share-based Compensation Expense	—	—	16	—	—	—	16	—	16
Tax Payments related to Share-based Awards	(1)	—	(7)	—	—	—	(7)	—	(7)
Other	1	—	1	—	—	—	1	—	1
Balance, May 4, 2024	78	$1	$248	$—	$174	$—	$423	$22	$445

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2025	2024
Operating Activities:
Net Income (Loss)	$3	$(3)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used for Operating Activities:
Depreciation and Amortization of Long-lived Assets	62	65
Share-based Compensation Expense	14	16
Deferred Income Taxes	5	5
Changes in Assets and Liabilities:
Accounts Receivable	8	—
Inventories	(86)	(2)
Accounts Payable, Accrued Expenses and Other	(98)	(174)
Income Taxes	(7)	(3)
Other Assets and Liabilities	(51)	(20)
Net Cash Used for Operating Activities	(150)	(116)
Investing Activities:
Capital Expenditures	(43)	(39)
Net Cash Used for Investing Activities	(43)	(39)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	160	90
Repayments of Borrowings from Asset-based Revolving Credit Facility	(55)	(90)
Tax Payments related to Share-based Awards	(10)	(7)
Payments of Long-term Debt	(1)	(1)
Payments for Contingent Consideration related to Adore Me Acquisition	—	(16)
Other Financing Activities	12	14
Net Cash Provided by (Used for) Financing Activities	106	(10)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	—
Net Decrease in Cash and Cash Equivalents	(89)	(165)
Cash and Cash Equivalents, Beginning of Period	227	270
Cash and Cash Equivalents, End of Period	$138	$105

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA'S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women’s intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 870 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has approximately 510 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide through a network of stores and digital channels.
In the first quarter of 2025 and the third quarter of 2024, the Company made certain executive leadership changes to restructure its executive leadership team. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2025” and “first quarter of 2024” refer to the thirteen-week periods ended May 3, 2025 and May 4, 2024, respectively, and “fiscal year 2025” and “fiscal year 2024” refer to the fifty-two-week period ending January 31, 2026 and the fifty-two-week period ended February 1, 2025, respectively.
Basis of Consolidation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has a joint venture to operate Victoria’s Secret stores and the related online business in China. The Company owns 51% and has control over the joint venture, thus, the joint venture’s assets, liabilities and results of operations are consolidated in the Company’s consolidated financial statements.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 3, 2025 and May 4, 2024 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week period ended May 3, 2025 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 31, 2026.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Loss, and the Company’s share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Loss. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
The carrying values of equity method investments were $44 million as of May 3, 2025, $47 million as of February 1, 2025 and $60 million as of May 4, 2024. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities’ assets, liabilities and results of operations and including them in the Company’s Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Loss. Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of May 3, 2025, the Company’s investment portfolio was primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $154 million as of May 3, 2025, $181 million as of February 1, 2025 and $117 million as of May 4, 2024.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2025 that had a material impact on the Company’s results of operations, financial position or cash flows.
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
Post-Acquisition
During fiscal year 2024, the Company made payments totaling $200 million, which included a fixed payment of $100 million and payments totaling $100 million relating to the achievement of specified strategic objectives under the terms of the Merger Agreement. During the first quarter of 2024, the Company made $20 million of these payments, comprised of $16 million classified as financing cash outflows and $4 million classified as operating cash outflows in the Consolidated Statement of Cash Flows. The amount classified as operating cash outflows was subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”) and was recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income as it was earned.
As of May 3, 2025, management believes no further payment is required based on its calculation of Adore Me’s EBITDA and net revenue results compared to specified targets applicable to the two-year period following the close of the transaction as set forth in the Merger Agreement. The Company submitted, under the terms of the Merger Agreement, its calculation of the contingent payment owed of zero dollars on March 3, 2025 and representatives of the former Adore Me shareholders submitted their calculation of the contingent payment owed of $11 million on April 2, 2025. According to the terms of the Merger Agreement, the calculations will be presented to a neutral accountant for a final determination.
In the first quarter of 2025 and 2024, the Company recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and amortization of acquired intangible assets.
The following table provides a summary by line item in the Consolidated Statements of Loss of the financial impact of purchase accounting items for the first quarter of 2025 and 2024:

	First Quarter
	2025	2024
Income Statement Line Item	(in millions)
General, Administrative and Store Operating Expenses	6	13
Interest Expense	—	1
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $120 million as of May 3, 2025, $112 million as of February 1, 2025 and $113 million as of May 4, 2024. Accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $254 million as of May 3, 2025, $269 million as of February 1, 2025 and $298 million as of May 4, 2024. The Company recognized $59 million as revenue in the first quarter of 2025 from amounts recorded as deferred revenue at the beginning of the year. As of May 3, 2025, the Company recorded deferred revenue of $241 million within Accrued Expenses and Other, and $13 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the first quarter of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
Stores – North America	$721	$729
Direct	433	449
International (a)	199	181
Total Net Sales	$1,353	$1,359
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.
The Company has a Victoria’s Secret and PINK multi-tender loyalty program along with a co-branded credit card and U.S. private label credit card through which customers can earn points on purchases of Victoria’s Secret and PINK product and through the co-branded credit card can earn points on purchases outside of the Company. A third-party financing company is the sole owner of the credit card accounts and underwrites the credit issued under the credit card programs. Revenue earned in connection with the Company’s credit card arrangements with the third party is primarily recognized based on credit card sales and usage.
The Company recognized Net Sales of $17 million in both the first quarter of 2025 and 2024 related to revenue earned in connection with its credit card arrangements.
4. Restructuring Activities
In the first quarter of 2025, the Company announced a series of strategic leadership appointments designed to accelerate growth across its portfolio of brands, including the appointment of three Brand Presidents and an Executive Creative Director. The Company also eliminated the Chief Design Officer role. The Company incurred severance, relocation and other expenses related to these activities in the first quarter of 2025.
In the third quarter of 2024, the Company made certain executive leadership appointments and changes to restructure its executive leadership team, including the appointment of a new Chief Executive Officer (“CEO”) of the Company, the termination of the previous CEO and the elimination of two executive officer roles. The Company incurred severance, relocation and other expenses related to these activities in the third quarter of 2024.
5. Net Loss Per Share and Shareholders' Equity
Net Loss Per Share
Net loss per basic share is computed based on the weighted-average number of common shares outstanding during the period. Net loss per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted net loss per share for the first quarter of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
Common Shares	79	78
Treasury Shares	—	—
Basic Shares	79	78
Effect of Dilutive Awards (a)(b)	—	—
Diluted Shares	79	78
Anti-dilutive Awards (a)	6	6
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of net loss per diluted share because their inclusion would have been anti-dilutive.
(b)For the first quarter of 2025 and 2024, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company’s net loss for those periods.

Shareholders' Equity
In March 2024, the Board of Directors of the Company (the “Board”) approved a share repurchase program (“March 2024 Share Repurchase Program”), authorizing the repurchase of up to $250 million of the Company’s common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
The Company has not repurchased any shares of its common stock under the March 2024 Share Repurchase Program. As of May 3, 2025, the Company was authorized to repurchase up to $250 million of the Company’s common stock under the March 2024 Share Repurchase Program.
6. Inventories
The following table provides details of Inventories as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Finished Goods Merchandise	$988	$901	$937
Raw Materials and Merchandise Components	55	54	50
Total Inventories	$1,043	$955	$987
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Property and Equipment, at Cost	$3,491	$3,503	$3,564
Accumulated Depreciation and Amortization	(2,728)	(2,729)	(2,759)
Property and Equipment, Net	$763	$774	$805
Depreciation expense was $55 million and $59 million for the first quarter of 2025 and 2024, respectively. Amortization expense for intangible assets was $6 million for both the first quarter of 2025 and 2024.

8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$199	$209	$226
Compensation, Payroll Taxes and Benefits	61	150	97
Taxes, Other than Income	33	30	39
Deferred Revenue on Loyalty and Credit Card Programs	27	33	43
Accrued Duty	25	14	15
Accrued Marketing	21	25	24
Returns Reserve	16	17	15
Deferred Revenue on Direct Shipments not yet Delivered	15	14	15
Accrued Freight and Other Logistics	14	36	10
Accrued Claims on Self-insured Activities	14	14	12
Accrued Interest	14	7	16
Rent	4	4	6
Contingent Consideration Related to Adore Me Acquisition	—	—	78
Fixed Payment Related to Adore Me Acquisition	—	—	77
Other	100	80	82
Total Accrued Expenses and Other	$543	$633	$755
9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the first quarter of 2025, the Company’s effective tax rate was 50.9% compared to 151.1% in the first quarter of 2024. The difference between the Company’s effective tax rate for both years and the combined estimated federal and state statutory rate was primarily due to additional tax expense from share-based compensation awards that vested in the periods.
The Company paid income taxes in the amount of $5 million and $6 million for the first quarter of 2025 and 2024, respectively.
10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$386 million Term Loan due August 2028 (“Term Loan Facility”)	$381	$382	$384
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	105	—	145
Total Senior Secured Debt with Subsidiary Guarantee	486	382	529
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595	594
Total Senior Debt with Subsidiary Guarantee	596	595	594
Total	1,082	977	1,123
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,078	$973	$1,119
Cash paid for interest was $8 million and $12 million for the first quarter of 2025 and 2024, respectively.

Issuance of Notes
In July 2021, the Company issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. The obligation to pay principal and interest on the 2029 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the first quarter of 2025 and 2024.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and its subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of May 3, 2025, the interest rate on the loans under the Term Loan Facility was 7.81%.
The Company also has a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and, as of May 3, 2025, an expiration date of August 2026. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million. Prior to the amendment of the ABL Facility as described below, interest on the loans under the ABL Facility was calculated by reference to (i) Term SOFR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, the Canadian Dollar Offered Rate (“CDOR”) or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of CDOR loans, 1.50% to 2.00%, (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%, and (z) in the case of Term SOFR loans, 1.60% to 2.10%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by the Company’s eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of the Company, subject to customary exceptions.
The Company borrowed $160 million and $90 million from the ABL Facility during the first quarter of 2025 and 2024, respectively, and made repayments of $55 million and $90 million under the ABL Facility during the first quarter of 2025 and 2024, respectively. As of May 3, 2025, there were borrowings of $105 million outstanding under the ABL Facility and the interest rate on the borrowings was 5.89%. The Company had $17 million of outstanding letters of credit as of May 3, 2025 that further reduced its availability under the ABL Facility. As of May 3, 2025, the Company’s remaining availability under the ABL Facility was $509 million.
On May 21, 2025, subsequent to the end of the first quarter of 2025, the Company amended its ABL Facility. The amendment, among other things, (1) extends the maturity date of the ABL Facility to the earlier of (a) five years after the closing date of the amendment and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (2) provides for a seasonal increase of the advance rate of eligible inventory in the borrowing base from 90.0% of the net orderly liquidation value of eligible inventory to 92.5% for a period of three consecutive fiscal months each year during the Company’s high season, (3) reduces the availability threshold for triggering the delivery of certain reporting deliverables, cash dominion and certain payment conditions, (4) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term Canadian Overnight Repo Rate Average (“Term CORRA”), to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (5) replaces CDOR with Term CORRA with respect to Canadian borrowings.

The Company’s long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The amendment of the ABL Facility subsequent to the end of the first quarter of 2025 did not result in any changes to the financial covenants of the ABL Facility. The financial covenants could, within specific predefined circumstances, limit the Company’s ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of May 3, 2025, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Principal Value	$986	$987	$990
Fair Value, Estimated (a)	912	940	867
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of May 3, 2025 based on the terms of the borrowings from the ABL Facility.
Recurring Fair Value Measurements
The following tables provide a summary of the Company’s contingent consideration recognized at fair value related to the Adore Me acquisition as of May 3, 2025, February 1, 2025, May 4, 2024 and February 3, 2024 (in millions):

Balance Sheet Location	Measurement Level	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Accrued Expenses and Other	Level 3	$—	$—	$78	$74
Other Long-term Liabilities	Level 3	—	—	—	18
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses in the Consolidated Statements of Loss. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”

12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income (loss) attributable to Victoria’s Secret & Co. for the first quarter of 2025:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2025	$(1)	$(1)
Other Comprehensive Income Before Reclassifications	2	2
Tax Effect	—	—
Current-period Other Comprehensive Income	2	2
Balance as of May 3, 2025	$1	$1
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria’s Secret & Co. for the first quarter of 2024:

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
In April 2023, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York alleging that Victoria’s Secret Stores employs manual workers in New York state and failed to pay hourly wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. As of the end of the first quarter of 2025, the lawsuit has been settled, subject to court approval, and the Company is accrued for the settlement.
14. Segment Information
The Company’s segments are based on the financial information the Company’s Chief Operating Decision Maker (“CODM”), who is the CEO, uses to evaluate performance and allocate resources. The Company has one reportable segment. The CODM assesses performance of the Company’s single reportable segment and decides how to allocate resources based on Net Loss Attributable to Victoria’s Secret & Co. as reported on the Consolidated Statements of Loss.

The following table provides the Company’s segment information for the first quarter of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
Net Sales	$1,353	$1,359
Costs of Goods Sold	(558)	(535)
Buying and Occupancy Expenses	(321)	(323)
General, Administrative and Store Operating Expenses (a)	(356)	(362)
Advertising and Marketing Expenses	(98)	(113)
Operating Income	$20	$26
Interest Expense	(17)	(22)
Provision for Income Taxes	(3)	(8)
Other Items (b)	(2)	—
Net Loss Attributable to Victoria’s Secret & Co.	$(2)	$(4)
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income attributable to noncontrolling interest, interest income and other miscellaneous expense items.
The Company derives revenue primarily from its sale of women’s intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 3, “Revenue Recognition.”
The following table provides Net Sales by geographic location for the first quarter of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
U.S. (a)	$1,113	$1,138
Outside of the U.S. (b)	240	221
Total Net Sales	$1,353	$1,359
_______________
(a)Includes U.S. territories.
(b)Includes sales from Company-operated stores outside of the U.S., royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency.
The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
U.S. (a)	$2,158	$2,136	$2,010
Outside of the U.S.	164	143	140
Total Long-lived Assets	$2,322	$2,279	$2,150
_______________
(a)Includes U.S. territories.
As the Company is one reportable segment, for additional information on assets, capital expenditures, depreciation and amortization of long-lived assets and other significant non-cash transactions, see Item 1. Financial Statements.
15. Subsequent Events
ABL Facility Amendment
On May 21, 2025, subsequent to the end of the first quarter of 2025, the Company amended its ABL Facility. For additional information, see Note 10, “Long-term Debt and Borrowing Facilities.”

Rights Plan
As previously announced, on May 19, 2025, the Board approved the adoption of a limited-duration shareholder rights plan (“Rights Plan”) intended to protect the best interests of all Company shareholders. Pursuant to the Rights Plan, the Company issued one right for each share of common stock as of the close of business on May 29, 2025. The rights will initially trade with the Company's common stock and will generally become exercisable only if any person (or any persons acting as a group) acquires 15% (or 20% for certain passive investors) or more of the outstanding common stock (the “triggering percentage”). If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of common stock. Under the Rights Plan, any person that owns more than the triggering percentage as of the adoption of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year term, expiring on May 18, 2026. The Board may consider an earlier termination of the Rights Plan as circumstances warrant.

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
•    uncertainty in the global trade environment, including the imposition or threatened imposition of tariffs or other trade restrictions and any retaliatory measures imposed by impacted exporting countries;
•    our ability to successfully implement our strategic plan;
•    difficulties arising from changes and turnover in company leadership or other key positions;
•    our ability to attract, develop and retain qualified associates and manage labor-related costs;
•    our dependence on traffic to our stores and the availability of suitable store locations on satisfactory terms;
•    our ability to successfully operate and expand internationally and related risks;
•    the operations and performance of our franchisees, licensees, wholesalers and joint venture partners;
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
•    our ability to integrate acquired businesses and realize the benefits and synergies sought with such acquisitions;
•    our ability to incorporate artificial intelligence into our business operations successfully and ethically while effectively managing the associated risks;
•    our ability to source materials and produce, distribute and sell merchandise on a global basis, including risks related to:
•    political instability and geopolitical conflicts;
•    environmental hazards, severe weather and natural disasters;
•    significant health hazards and pandemics;
•    delays or disruptions in shipping and transportation and related pricing impacts;
•    foreign currency exchange rate fluctuations; and
•    disruption due to labor disputes;
•    our geographic concentration of production and distribution facilities in central Ohio and Southeast Asia;
•    the ability of our vendors to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•    fluctuations in freight, product input and energy costs;
•    our and our third-party service providers’ ability to implement and maintain information technology systems and to protect associated data and system availability against cybersecurity incidents and disruptions or failures of systems;
•    our ability to maintain the security of customer, associate, third-party and company information;
•    stock price volatility;
•    shareholder activism matters;

•    our ability to maintain our credit rating;
•    our ability to comply with regulatory requirements; and
•    legal, tax, trade and other regulatory matters.
Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2025.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements. References to “we,” “us,” “our,” or the “Company” mean Victoria’s Secret & Co. together with its subsidiaries.
Our operating results are generally impacted by economic changes and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators including competitor performance and mall traffic data. These can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable sales, gross profit, operating income and other performance metrics such as sales per average selling square foot in assessing our performance.
Executive Overview
Victoria’s Secret & Co. operates globally recognized brands that specialize in women’s intimate, apparel, personal care and beauty products:
•Victoria’s Secret – A world-leading lingerie brand with a rich heritage of serving women worldwide.
•PINK – A vibrant fashion and lifestyle brand designated for young women, built on a strong foundation in intimates.
•Adore Me – A technology-driven, digital first brand that offers innovative, inclusive intimates for women of all sizes, budgets and lifestyles.
Together, these brands are united by a commitment to supporting women—helping them express confidence, sexiness and strength while fostering connection and community.
Our merchandise is available through our digital channels, in retail stores across the U.S., Canada and China, and through international stores, websites and mobile applications operated by partners under franchise, license, wholesale and joint venture arrangements. With a presence in nearly 70 countries, we benefit from strong global brand recognition, a compelling product assortment and a deep, lasting connection with our customers.
Net sales in the first quarter of 2025 were $1.353 billion or flat compared to the first quarter of 2024. In North America, net sales decreased 1% in the stores channel and 3% in the direct channel compared to the first quarter of 2024. In the stores channel, an increase in average unit retail (which we define as the average price per unit purchased) was offset by decreases in traffic and conversion (which we define as the percentage of customers who visit our stores and make a purchase) compared to the first quarter of 2024. In the direct channel, an increase in conversion (which we define as the percentage of customers who visit our digital sites and make a purchase) was offset by a decrease in traffic, while average unit retail remained flat compared to the first quarter of 2024. Net sales in our international channel increased 9% compared to the first quarter of 2024.
Operating income in the first quarter of 2025 decreased $6 million, to $20 million, compared to the first quarter of 2024 and our operating income rate (expressed as a percentage of net sales) was 1.5% compared to 1.9% in the first quarter of 2024. The decrease in operating income compared to the first quarter of 2024 was primarily driven by the decrease in merchandise margin dollars due to an increase in transportation costs, partially offset by the strategic shift in marketing spend from the first quarter to the second quarter.
We continue to focus on our strategic priorities: 1) Recommit to PINK; 2) Supercharge Bras; 3) Fuel Growth in Lifestyle Categories; and 4) Evolve Our Brand Projection & Go-To-Market Strategy. We are dedicated to continuous growth and operational excellence, focusing on execution of our strategic plan to drive long-term, sustainable value for our stockholders.
For additional information related to our first quarter of 2025 financial performance, see “Results of Operations.”

Tariffs and Macro Environment
We face some near-term headwinds and ongoing uncertainty in the macro environment, which we will manage aggressively. At this time, the overall impact on our business related to the newly imposed U.S. tariffs on imports from other countries, as well as additional threatened tariffs and any retaliatory measures by impacted exporting countries remains uncertain and depends on multiple factors.
Security Incident Involving Information Technology Systems
As previously announced, on May 24, 2025, subsequent to the end of the first quarter, we detected a security incident involving our information technology systems. We immediately enacted our response protocols to contain and eradicate unauthorized network access, and third-party experts were engaged. All critical systems are restored and fully operational. We continue to assess the full scope and impact of the incident. This incident has not caused a material disruption to our operations to date and we do not believe it will have a material impact to our fiscal year 2025. The investigation remains ongoing and we have incurred, and may continue to incur, expenses and other financial impacts related to this incident, which could negatively impact our future financial results.

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

	First Quarter
(in millions, except per share amounts)	2025	2024
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$20	$26
Amortization of Intangible Assets (a)	6	6
Restructuring and Other One-time Charges (b)	6	—
Adore Me Acquisition-related Items (c)	—	7
Adjusted Operating Income	$32	$40

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria's Secret & Co.
Reported Net Loss Attributable to Victoria's Secret & Co. - GAAP	$(2)	$(4)
Amortization of Intangible Assets (a)	6	6
Restructuring and Other One-time Charges (b)	6	—
Adore Me Acquisition-related Items (c)	—	8
Tax Effect of Adjusted Items	(3)	(1)
Adjusted Net Income Attributable to Victoria's Secret & Co.	$7	$9

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria's Secret & Co.
Reported Net Loss Per Diluted Share Attributable to Victoria's Secret & Co. - GAAP	$(0.02)	$(0.05)
Amortization of Intangible Assets (a)	0.06	0.06
Restructuring and Other One-time Charges (b)	0.05	—
Adore Me Acquisition-related Items (c)	—	0.10
Adjusted Net Income Per Diluted Share Attributable to Victoria's Secret & Co.	$0.09	$0.12
 ________________
(a)In both the first quarter of 2025 and 2024, we recognized amortization expense of $6 million ($5 million after-tax) in general, administrative and store operating expense, related to our definite-lived intangible assets. For additional information, see Note 2, “Acquisition” and Note 7, “Long-Lived Assets” included in Item 1. Financial Statements.
(b)In the first quarter of 2025, we recognized pre-tax charges of $6 million ($4 million after-tax), $4 million included in general, administrative and store operating expense and $2 million included in buying and occupancy expense, related to activities to restructure our executive leadership team and other one-time expenses.
(c)In the first quarter of 2024, we recognized pre-tax expense of $8 million ($8 million after-tax), $7 million included in general, administrative and store operating expense and $1 million included in interest expense, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.

Store Data
The following table compares U.S. company-operated store data for the first quarter of 2025 to the first quarter of 2024:

	First Quarter
	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$128	$125	2%
Sales per Average Store (in thousands) (a)	$880	$856	3%
Average Store Size (selling square feet)	6,905	6,849	1%
Total Selling Square Feet (in thousands)	5,365	5,555	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for the first quarter of 2025:

	Stores at			Stores at
	February 1, 2025	Opened	Closed	May 3, 2025
Company-Operated:
U.S.	782	1	(11)	772
Canada	24	—	(1)	23
Subtotal Company-Operated	806	1	(12)	795

China Joint Venture:
Beauty & Accessories (a)	30	—	(2)	28
Full Assortment	40	—	—	40
Subtotal China Joint Venture	70	—	(2)	68

Partner-Operated:
Beauty & Accessories	324	7	(6)	325
Full Assortment	181	7	(3)	185
Subtotal Partner-Operated	505	14	(9)	510

Adore Me	6	—	(1)	5
Total	1,387	15	(24)	1,378
________________
(a)Includes twelve partner-operated stores as of May 3, 2025.

The following table represents store data for the first quarter of 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	May 4, 2024
Company-Operated:
U.S.	808	2	(5)	805
Canada	23	—	—	23
Subtotal Company-Operated	831	2	(5)	828

China Joint Venture:
Beauty & Accessories (a)	34	1	—	35
Full Assortment	36	—	—	36
Subtotal China Joint Venture	70	1	—	71

Partner-Operated:
Beauty & Accessories	307	7	(4)	310
Full Assortment	156	11	(4)	163
Subtotal Partner-Operated	463	18	(8)	473

Adore Me	6	—	—	6
Total	1,370	21	(13)	1,378
________________
(a)Includes fourteen partner-operated stores as of May 4, 2024.
Results of Operations
First Quarter of 2025 Compared to First Quarter of 2024
Operating Income
For the first quarter of 2025, our operating income decreased by $6 million, to $20 million, compared to operating income of $26 million in the first quarter of 2024, and the operating income rate (expressed as a percentage of net sales) decreased to 1.5% from 1.9%. The drivers of our operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2025 in comparison to the first quarter of 2024:

	2025	2024	% Change
First Quarter	(in millions)
Stores – North America	$721	$729	(1%)
Direct	433	449	(3%)
International (a)	199	181	9%
Total Net Sales	$1,353	$1,359	—%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the first quarter of 2024 to the first quarter of 2025:

(in millions)
2024 Net Sales	$1,359
Sales Associated with Stores Included in the Comparable Stores Calculation	(4)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(3)
Direct Channels (a)	(4)
Credit Card Programs	—
International Wholesale, Royalty and Sourcing	7
Foreign Currency Translation	(2)
2025 Net Sales	$1,353
 _______________
(a)Results include consolidated joint venture direct sales in China.
The following table compares the first quarter of 2025 comparable sales to the first quarter of 2024:

	2025	2024
Comparable Sales (Stores and Direct) (a)	(1%)	(5%)
Comparable Store Sales (a)	(1%)	(8%)
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
Net sales in the first quarter of 2025 were $1.353 billion, or flat compared to $1.359 billion in the first quarter of 2024.
In the stores channel, our North America net sales decreased $8 million, or 1%, to $721 million compared to the first quarter of 2024 as an increase in average unit retail was offset by decreases in traffic and conversion.
In the direct channel, net sales decreased $16 million, or 3%, to $433 million compared to the first quarter of 2024 as an increase in conversion was offset by a decrease in traffic. Average unit retail was flat compared to the first quarter of 2024.
In the international channel, net sales increased $18 million, or 9%, to $199 million compared to the first quarter of 2024. Increases in net sales in the first quarter of 2025 compared to the first quarter of 2024 were driven by increases in net sales in China, sourcing sales to our partners and royalties earned associated with franchise sales in many countries outside of North America.
Gross Profit
For the first quarter of 2025, our gross profit decreased by $27 million compared to the first quarter of 2024 to $474 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.1% from 36.9%.
The decrease in gross profit dollars was due to the decrease in merchandise margin dollars primarily driven by an increase in transportation costs and tariff-related order adjustments. The decrease in gross profit dollars was partially offset by a decrease in buying and occupancy expenses primarily driven by disciplined expense management initiatives and a decrease in rent expenses.
The gross profit rate decrease compared to the first quarter of 2024 was primarily driven by increased transportation costs and tariff-related order adjustments.

General, Administrative and Store Operating Expenses
For the first quarter of 2025, our general, administrative and store operating expenses decreased $21 million, or 4%, to $454 million compared to the first quarter of 2024. The decrease in general, administrative and store operating expenses compared to the first quarter of 2024 was due to a strategic shift in marketing spend from the first quarter to the second quarter, disciplined expense management initiatives and a decrease in charges related to Adore Me purchase accounting items, partially offset by an increase in expenses related to activities to restructure our executive leadership team.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 33.6% from 34.9% compared to the first quarter of 2024 primarily due to the strategic shift in marketing spend and disciplined expense management initiatives.
Interest Expense
For the first quarter of 2025, our interest expense decreased $5 million to $17 million compared to the first quarter of 2024 primarily due to our lower average outstanding debt and lower average borrowing rates for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For the first quarter of 2025, the Company’s effective tax rate was 50.9% compared to 151.1% in the first quarter of 2024. The difference between the Company’s effective tax rate for both years and the combined estimated federal and state statutory rate was primarily due to additional tax expense from share-based compensation awards that vested in the periods.
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

The following table provides a summary of our working capital position and capitalization as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(150)	$425	$(116)
Capital Expenditures (a)	43	178	39
Working Capital	199	66	(42)
Capitalization:
Long-term Debt	1,078	973	1,119
Victoria's Secret & Co. Shareholders' Equity	645	640	423
Total Capitalization	$1,723	$1,613	$1,542
Amounts Available Under the ABL Facility (b)	$509	$533	$482
_______________
(a)The May 3, 2025 and May 4, 2024 amounts represent thirteen-week periods and the February 1, 2025 amounts represent a fifty-two-week period.
(b)For the reporting period ended May 3, 2025, the availability under the ABL Facility was limited by our borrowing base of $631 million, less outstanding borrowings of $105 million and letters of credit of $17 million. For the reporting period ended February 1, 2025, the availability was limited by our borrowing base of $550 million, less letters of credit of $17 million. For the reporting period ended May 4, 2024, the availability under the ABL Facility was limited by our borrowing base of $646 million, less outstanding borrowings of $145 million and letters of credit of $19 million.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$227	$270
Net Cash Used for Operating Activities	(150)	(116)
Net Cash Used for Investing Activities	(43)	(39)
Net Cash Provided by (Used for) Financing Activities	106	(10)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	—
Net Decrease in Cash and Cash Equivalents	(89)	(165)
Cash and Cash Equivalents, End of Period	$138	$105
Operating Activities
Net cash used for operating activities reflects net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities in the first quarter of 2025 was $150 million, an increase in net cash flows used for operating activities of $34 million compared to the first quarter of 2024. The increase in net cash flows used for operating activities in the first quarter of 2025 was primarily driven by higher net operating cash outflows associated with working capital changes of $35 million, partially offset by an increase in net income of $6 million compared to the first quarter of 2024. The most significant working capital driver resulting in the increase in net operating cash outflows in the first quarter of 2025 compared to the first quarter of 2024 is related to the increase in inventory levels. The increase in inventory levels is primarily related to continued growth in the international channel and our European distribution center, as well as supporting the growth of our lifestyle categories for sport and apparel. The increase in net operating cash outflows is also due to the related timing of payments for inventory.
Investing Activities
Net cash used for investing activities in the first quarter of 2025 was $43 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.

Net cash used for investing activities in the first quarter of 2024 was $39 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.
We are estimating capital expenditures to be approximately $220 million for fiscal year 2025. We expect that our capital expenditures will continue to be focused on our store capital program along with investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.
Financing Activities
Net cash provided by financing activities in the first quarter of 2025 was $106 million, consisting primarily of borrowings of $160 million under the ABL Facility, partially offset by $55 million of repayments under the ABL Facility.
Net cash used for financing activities in the first quarter of 2024 was $10 million, consisting primarily of a $16 million payment for contingent consideration related to the acquisition of Adore Me and offsetting borrowings and repayments of $90 million under the ABL Facility.
Common Stock Share Repurchases
Our Board determines share repurchase authorizations, giving consideration to our levels of profit and cash flows, capital requirements, current and forecasted liquidity, and restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions existing at the time. We use cash flows generated from operating activities to fund any share repurchases. Once authorized by our Board, the timing and amount of any share repurchases are made at our discretion, taking into account a number of factors, including market conditions.
In March 2024, our Board approved the March 2024 Share Repurchase Program, authorizing the repurchase of up to $250 million of our common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
We have not repurchased any shares of our common stock under the March 2024 Share Repurchase Program. As of May 3, 2025, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$386 million Term Loan due August 2028 (“Term Loan Facility”)	$381	$382	$384
Asset-based Revolving Credit Facility due August 2026 (“ABL Facility”)	105	—	145
Total Senior Secured Debt with Subsidiary Guarantee	486	382	529
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595	594
Total Senior Debt with Subsidiary Guarantee	596	595	594
Total	1,082	977	1,123
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,078	$973	$1,119
Cash paid for interest was $8 million and $12 million for the first quarter of 2025 and 2024, respectively.

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
Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the first quarter of 2025 and 2024.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of May 3, 2025, the interest rate on the loans under the Term Loan Facility was 7.81%.
We also have a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million and, as of May 3, 2025, an expiration date of August 2026. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million. Prior to the amendment of the ABL Facility as described below, interest on the loans under the ABL Facility was calculated by reference to (i) Term SOFR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of CDOR loans, 1.50% to 2.00%, (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%, and (z) in the case of Term SOFR loans, 1.60% to 2.10%. Unused commitments under the ABL Facility accrue an unused commitment fee ranging from 0.25% to 0.30%. The obligation to pay principal and interest on the loans under the ABL Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic and Canadian subsidiaries. The loans under the ABL Facility are secured on a first-priority lien basis by our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property and on a second-priority lien basis on substantially all other assets of ours, subject to customary exceptions.
We borrowed $160 million and $90 million from the ABL Facility during the first quarter of 2025 and 2024, respectively, and made repayments of $55 million and $90 million under the ABL Facility during the first quarter of 2025 and 2024, respectively. As of May 3, 2025, there were borrowings of $105 million outstanding under the ABL Facility and the interest rate on the borrowings was 5.89%. We had $17 million of outstanding letters of credit as of May 3, 2025 that further reduced our availability under the ABL Facility. As of May 3, 2025, our remaining availability under the ABL Facility was $509 million.
On May 21, 2025, subsequent to the end of the first quarter of 2025, we amended our ABL Facility. The amendment, among other things, (1) extends the maturity date of the ABL Facility to the earlier of (a) five years after the closing date of the amendment and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (2) provides for a seasonal increase of the advance rate of eligible inventory in the borrowing base from 90.0% of the net orderly liquidation value of eligible inventory to 92.5% for a period of three consecutive fiscal months each year during our high season, (3) reduces the availability threshold for triggering the delivery of certain reporting deliverables, cash dominion and certain payment conditions, (4) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term CORRA, to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (5) replaces CDOR with Term CORRA with respect to Canadian borrowings.

Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The amendment of the ABL Facility subsequent to the end of the first quarter of 2025 did not result in any changes to the financial covenants of the ABL Facility. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of May 3, 2025, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of May 3, 2025:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Except with respect to the additional $105 million of outstanding borrowings under the ABL Facility as of May 3, 2025, there have been no material changes in our contractual obligations since February 1, 2025, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2025. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2025 that had a material impact on our results of operations, financial position or cash flows.
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

There have been no material changes to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2025.
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
Foreign Exchange Rate Risk
We have operations and investments in unconsolidated entities in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, Chinese Yuan and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Europe and a portion of our merchandise sold in China is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign exchange rate risk by entering into foreign currency forward contracts, however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of May 3, 2025, our investment portfolio was primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of May 3, 2025 consists of the 2029 Notes, which have a fixed interest rate, the $386 million in outstanding borrowings under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $105 million in outstanding borrowings under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Principal Value	$986	$987	$990
Fair Value, Estimated (a)	912	940	867
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of May 3, 2025, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of May 3, 2025 based on the terms of the borrowings from the ABL Facility.

Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of May 3, 2025, our investment portfolio was primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2025. There have been no material changes to the risk factors from those described in the 2024 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
February 2, 2025 - March 1, 2025 (“February 2025”)	4	$36.33	—	$250,000
March 2, 2025 - April 5, 2025 (“March 2025”)	486	$20.19	—	250,000
April 6, 2025 - May 3, 2025 (“April 2025”)	4	$15.82	—	250,000
Total	494		—
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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2024).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

3.3*	Certificate of Designations of Series A Preferred Stock of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).

4.1*	Rights Agreement, dated as of May 19, 2025, between Victoria’s Secret & Co. and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Right Certificate attached as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).

10.1*	Amendment No. 2 to Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated May 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2025).

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Scott Sekella
Scott Sekella Chief Financial Officer *
Date: June 12, 2025
*    Mr. Sekella is the principal financial officer and the principal accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.