Form 10-Q
period 2025-08-02
Victoria's Secret & Co.
filed 2025-09-05
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 29, 2025, the number of outstanding shares of the Registrant’s common stock was 80,164,485 shares.

VICTORIA’S SECRET & CO.

*
Victoria’s Secret & Co.’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2025” and “second quarter of 2024” refer to the thirteen-week periods ended August 2, 2025 and August 3, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the twenty-six-week periods ended August 2, 2025 and August 3, 2024, respectively, and “fiscal year 2025” and “fiscal year 2024” refer to the fifty-two-week period ending January 31, 2026 and the fifty-two-week period ended February 1, 2025, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Net Sales	$1,459	$1,417	$2,812	$2,777
Costs of Goods Sold, Buying and Occupancy	(940)	(916)	(1,819)	(1,774)
Gross Profit	519	501	993	1,003
General, Administrative and Store Operating Expenses	(478)	(439)	(932)	(914)
Operating Income	41	62	61	89
Interest Expense	(18)	(21)	(35)	(43)
Other Income	1	—	4	—
Income Before Income Taxes	24	41	30	46
Provision for Income Taxes	6	9	9	16
Net Income	18	32	21	30
Less: Net Income Attributable to Noncontrolling Interest	2	—	7	2
Net Income Attributable to Victoria’s Secret & Co.	$16	$32	$14	$28
Net Income Per Basic Share Attributable to Victoria’s Secret & Co.	$0.20	$0.41	$0.18	$0.36
Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$0.20	$0.40	$0.18	$0.35

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Net Income	$18	$32	$21	$30
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	1	—	2	(1)
Total Other Comprehensive Income (Loss), Net of Tax	1	—	2	(1)
Total Comprehensive Income	19	32	23	29
Less: Net Income Attributable to Noncontrolling Interest	2	—	7	2
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	—	—	(1)	(1)
Comprehensive Income Attributable to Victoria’s Secret & Co.	$17	$32	$17	$28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	August 2, 2025	February 1, 2025	August 3, 2024
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$188	$227	$169
Accounts Receivable, Net	166	159	158
Inventories	1,058	955	1,019
Other	127	100	142
Total Current Assets	1,539	1,441	1,488
Property and Equipment, Net	777	774	810
Operating Lease Assets	1,612	1,481	1,473
Goodwill	367	367	367
Trade Names	278	281	282
Other Intangible Assets, Net	85	95	106
Deferred Income Taxes	22	22	19
Other Assets	75	71	90
Total Assets	$4,755	$4,532	$4,635
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$480	$419	$475
Accrued Expenses and Other	600	633	752
Current Debt	4	4	4
Current Operating Lease Liabilities	258	287	257
Income Taxes	3	32	6
Total Current Liabilities	1,345	1,375	1,494
Deferred Income Taxes	14	11	40
Long-term Debt	1,048	973	1,119
Long-term Operating Lease Liabilities	1,564	1,434	1,428
Other Long-term Liabilities	74	75	60
Total Liabilities	4,045	3,868	4,141
Shareholders’ Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 80, 79, and 78 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	320	297	265
Accumulated Other Comprehensive Income (Loss)	2	(1)	—
Retained Earnings	357	343	206
Total Victoria’s Secret & Co. Shareholders’ Equity	680	640	472
Noncontrolling Interest	30	24	22
Total Equity	710	664	494
Total Liabilities and Equity	$4,755	$4,532	$4,635

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Second Quarter 2025

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, May 3, 2025	80	$1	$302	$1	$341	$—	$645	$28	$673
Net Income	—	—	—	—	16	—	16	2	18
Other Comprehensive Income	—	—	—	1	—	—	1	—	1
Total Comprehensive Income	—	—	—	1	16	—	17	2	19
Share-based Compensation Expense	—	—	15	—	—	—	15	—	15
Other	—	—	3	—	—	—	3	—	3
Balance, August 2, 2025	80	$1	$320	$2	$357	$—	$680	$30	$710

Second Quarter 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, May 4, 2024	78	$1	$248	$—	$174	$—	$423	$22	$445
Net Income	—	—	—	—	32	—	32	—	32
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	32	—	32	—	32
Share-based Compensation Expense	—	—	16	—	—	—	16	—	16
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	2	—	—	—	2	—	2
Balance, August 3, 2024	78	$1	$265	$—	$206	$—	$472	$22	$494

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2025

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664
Net Income	—	—	—	—	14	—	14	7	21
Other Comprehensive Income (Loss)	—	—	—	3	—	—	3	(1)	2
Total Comprehensive Income	—	—	—	3	14	—	17	6	23
Share-based Compensation Expense	—	—	29	—	—	—	29	—	29
Tax Payments related to Share-based Awards	—	—	(10)	—	—	—	(10)	—	(10)
Other	1	—	4	—	—	—	4	—	4
Balance, August 2, 2025	80	$1	$320	$2	$357	$—	$680	$30	$710

Year-to-Date 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income	—	—	—	—	28	—	28	2	30
Other Comprehensive Loss	—	—	—	—	—	—	—	(1)	(1)
Total Comprehensive Income	—	—	—	—	28	—	28	1	29
Share-based Compensation Expense	—	—	32	—	—	—	32	—	32
Tax Payments related to Share-based Awards	(1)	—	(8)	—	—	—	(8)	—	(8)
Other	1	—	3	—	—	—	3	—	3
Balance, August 3, 2024	78	$1	$265	$—	$206	$—	$472	$22	$494

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2025	2024
Operating Activities:
Net Income	$21	$30
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	125	129
Share-based Compensation Expense	29	32
Deferred Income Taxes	3	3
Gain on Sale of Assets	—	(6)
Changes in Assets and Liabilities:
Accounts Receivable	(4)	(6)
Inventories	(100)	(34)
Accounts Payable, Accrued Expenses and Other	19	(99)
Income Taxes	(40)	(24)
Other Assets and Liabilities	(47)	(26)
Net Cash Provided by (Used for) Operating Activities	6	(1)
Investing Activities:
Capital Expenditures	(111)	(99)
Proceeds from Sale of Assets	—	16
Net Cash Used for Investing Activities	(111)	(83)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	245	145
Repayments of Borrowings from Asset-based Revolving Credit Facility	(170)	(145)
Tax Payments related to Share-based Awards	(10)	(8)
Payments of Long-term Debt	(2)	(2)
Proceeds from Stock Option Exercises	1	—
Payments for Contingent Consideration related to Adore Me Acquisition	—	(16)
Other Financing Activities	3	9
Net Cash Provided by (Used for) Financing Activities	67	(17)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Decrease in Cash and Cash Equivalents	(39)	(101)
Cash and Cash Equivalents, Beginning of Period	227	270
Cash and Cash Equivalents, End of Period	$188	$169

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women’s intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 860 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has approximately 520 stores in nearly 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide through a network of stores and digital channels.
In the first and second quarters of 2025 and the third quarter of 2024, the Company made certain executive leadership changes to continue to restructure its executive leadership team. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2025” and “second quarter of 2024” refer to the thirteen-week periods ended August 2, 2025 and August 3, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the twenty-six-week periods ended August 2, 2025 and August 3, 2024, respectively, and “fiscal year 2025” and “fiscal year 2024” refer to the fifty-two-week period ending January 31, 2026 and the fifty-two-week period ended February 1, 2025, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 2, 2025 and August 3, 2024 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025 (“2024 Annual Report on Form 10-K”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and twenty-six-week periods ended August 2, 2025 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 31, 2026.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income, and the Company’s share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
The carrying values of equity method investments were $46 million as of August 2, 2025, $47 million as of February 1, 2025 and $62 million as of August 3, 2024. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities’ assets, liabilities and results of operations and including them in the Company’s Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. Noncontrolling interest represents the portion of equity interests in a joint venture in China that is not owned by the Company.
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of August 2, 2025, the Company’s investment portfolio was primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $204 million as of August 2, 2025, $181 million as of February 1, 2025 and $213 million as of August 3, 2024.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2025 that had a material impact on the Company’s results of operations, financial position or cash flows.
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
As of August 2, 2025, management believes no further payment is required based on its calculation of Adore Me’s EBITDA and net revenue results compared to specified targets applicable to the two-year period following the close of the transaction as set forth in the Merger Agreement. The Company submitted, under the terms of the Merger Agreement, its calculation of the contingent payment owed of zero dollars on March 3, 2025 and representatives of the former Adore Me shareholders submitted their calculation of the contingent payment owed of $11 million on April 2, 2025. According to the terms of the Merger Agreement, the calculations will be presented to a neutral accountant for a final determination.
In the second quarter and year-to-date 2025 and 2024, the Company recognized the financial impact of amortization of acquired intangible assets. In addition, in the second quarter and year-to-date 2024, the Company recognized the financial impact of other purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments.
The following table provides a summary by line item in the Consolidated Statements of Income of the financial impact of purchase accounting items for the second quarter and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Income Statement Line Item	(in millions)
General, Administrative and Store Operating Expenses	6	—	13	14
Interest Expense	—	1	—	2
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $134 million as of August 2, 2025, $112 million as of February 1, 2025 and $122 million as of August 3, 2024. Accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $240 million as of August 2, 2025, $269 million as of February 1, 2025 and $284 million as of August 3, 2024. The Company recognized $91 million as revenue year-to-date 2025 from amounts recorded as deferred revenue at the beginning of the year. As of August 2, 2025, the Company recorded deferred revenue of $229 million within Accrued Expenses and Other, and $11 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Stores – North America	$825	$800	$1,546	$1,529
Direct	406	430	840	879
International (a)	228	187	426	369
Total Net Sales	$1,459	$1,417	$2,812	$2,777
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
The Company recognized Net Sales of $18 million and $17 million in the second quarter of 2025 and 2024, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $34 million in both year-to-date 2025 and 2024 related to revenue earned in connection with its credit card arrangements.
4. Restructuring Activities
In the first and second quarters of 2025, the Company implemented a series of strategic leadership appointments and restructuring actions designed to accelerate growth and to continue to restructure its executive leadership team. The Company incurred severance, relocation and other expenses related to these activities in the second quarter and year-to-date 2025.
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
5. Net Income Per Share and Shareholders’ Equity
Net Income Per Share
Net income per basic share is computed based on the weighted-average number of common shares outstanding during the period. Net income per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted net income per share for the second quarter and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Common Shares	80	78	80	78
Treasury Shares	—	—	—	—
Basic Shares	80	78	80	78
Effect of Dilutive Awards (a)	2	2	2	1
Diluted Shares	82	80	82	79
Anti-dilutive Awards (a)	1	1	1	2
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of net income per diluted share because their inclusion would have been anti-dilutive.

Shareholders’ Equity
Rights Plan
In May 2025, the Board of Directors of the Company (the “Board”) approved the adoption of a limited-duration shareholder rights plan (“Rights Plan”) intended to protect the best interests of all Company shareholders. Pursuant to the Rights Plan, the Company issued one right for each share of common stock as of the close of business on May 29, 2025. The rights will initially trade with the Company’s common stock and will generally become exercisable only if any person (or any persons acting as a group under applicable securities laws) acquires 15% (or 20% for certain passive investors) or more of the outstanding common stock (the “triggering percentage”). If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of common stock (subject to adjustment). Under the Rights Plan, any person that owns more than the triggering percentage as of the adoption of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year term, expiring at the close of business on May 18, 2026. The Board may consider an earlier termination of the Rights Plan as circumstances warrant.
March 2024 Share Repurchase Program
In March 2024, the Board approved a share repurchase program (“March 2024 Share Repurchase Program”), authorizing the repurchase of up to $250 million of the Company’s common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
The Company has not repurchased any shares of its common stock under the March 2024 Share Repurchase Program. As of August 2, 2025, the Company was authorized to repurchase up to $250 million of the Company’s common stock under the March 2024 Share Repurchase Program.
6. Inventories
The following table provides details of Inventories as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Finished Goods Merchandise	$981	$901	$954
Raw Materials and Merchandise Components	77	54	65
Total Inventories	$1,058	$955	$1,019
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
7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Property and Equipment, at Cost	$3,482	$3,503	$3,576
Accumulated Depreciation and Amortization	(2,705)	(2,729)	(2,766)
Property and Equipment, Net	$777	$774	$810
Depreciation expense was $55 million and $53 million for the second quarter of 2025 and 2024, respectively, and $110 million and $112 million for year-to-date 2025 and 2024, respectively. Amortization expense for intangible assets was $6 million for both the second quarter of 2025 and 2024 and $13 million for both year-to-date 2025 and 2024.
In the second quarter of 2024, the Company completed the sale of certain non-store corporate-related assets with an aggregate carrying value of $10 million. The net cash proceeds from the sale of these assets were $16 million and resulted in a gain of $6 million in Cost of Goods Sold, Buying and Occupancy in the 2024 Consolidated Statements of Income during the second quarter of 2024.

8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$185	$209	$218
Compensation, Payroll Taxes and Benefits	106	150	117
Accrued Freight and Other Logistics	35	36	24
Accrued Duty	35	14	19
Taxes, Other than Income	31	30	35
Deferred Revenue on Loyalty and Credit Card Programs	28	33	38
Accrued Marketing	25	25	23
Returns Reserve	16	17	13
Deferred Revenue on Direct Shipments not yet Delivered	16	14	15
Accrued Claims on Self-insured Activities	15	14	14
Accrued Interest	7	7	9
Rent	2	4	3
Fixed Payment Related to Adore Me Acquisition	—	—	78
Contingent Consideration Related to Adore Me Acquisition	—	—	68
Other	99	80	78
Total Accrued Expenses and Other	$600	$633	$752
9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2025, the Company’s effective tax rate was 25.7% compared to 22.4% in the second quarter of 2024. The second quarter of 2025 rate was consistent with the Company’s combined estimated federal and state statutory rate. The second quarter of 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined estimated federal and state statutory rate.
For year-to-date 2025, the Company’s effective tax rate was 30.5% compared to 35.9% for year-to-date 2024. The difference between the Company’s effective tax rate for both years and the combined estimated federal and state statutory rate was primarily due to additional tax expense from share-based compensation awards that vested in the periods.
The Company paid income taxes in the amount of $42 million and $31 million for the second quarter of 2025 and 2024, respectively, and $46 million and $37 million for year-to-date 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law which includes a broad range of tax reform provisions with multiple effective dates. The Company has evaluated OBBBA and does not believe it will have a material impact on its provision for income taxes for fiscal year 2025.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$385 million Term Loan due August 2028 (“Term Loan Facility”)	$381	$382	$383
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	75	—	145
Total Senior Secured Debt with Subsidiary Guarantee	456	382	528
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595	595
Total Senior Debt with Subsidiary Guarantee	596	595	595
Total	1,052	977	1,123
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,048	$973	$1,119
Cash paid for interest was $31 million and $38 million for year-to-date 2025 and 2024, respectively.
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
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2025 and 2024 and $2 million during both year-to-date 2025 and 2024.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and its subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of August 2, 2025, the interest rate on the loans under the Term Loan Facility was 7.82%.
The Company also has a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million.

In May 2025, the Company amended its ABL Facility. The amendment, among other things, (1) extends the maturity date of the ABL Facility to the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (2) provides for a seasonal increase of the advance rate of eligible inventory in the borrowing base from 90.0% of the net orderly liquidation value of eligible inventory to 92.5% for a period of three consecutive fiscal months each year during the Company’s high season, (3) reduces the availability threshold for triggering the delivery of certain reporting deliverables, cash dominion and certain payment conditions, (4) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term Canadian Overnight Repo Rate Average (“Term CORRA”), to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (5) replaces Canadian Dollar Offered Rate (“CDOR”) with Term CORRA with respect to Canadian borrowings.
Prior to the amendment of the ABL Facility, interest on the loans under the ABL Facility was calculated by reference to (i) Term SOFR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of CDOR loans, 1.50% to 2.00%, (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%, and (z) in the case of Term SOFR loans, 1.60% to 2.10%.
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
The Company borrowed $245 million and $145 million from the ABL Facility year-to-date 2025 and 2024, respectively, and made repayments of $170 million and $145 million under the ABL Facility year-to-date 2025 and 2024, respectively. As of August 2, 2025, there were borrowings of $75 million outstanding under the ABL Facility and the interest rate on the borrowings was 5.81%. The Company had $17 million of outstanding letters of credit as of August 2, 2025 that further reduced its availability under the ABL Facility. As of August 2, 2025, the Company’s remaining availability under the ABL Facility was $524 million.
The Company’s long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The amendment of the ABL Facility did not result in any changes to the financial covenants of the ABL Facility. The financial covenants could, within specific predefined circumstances, limit the Company’s ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of August 2, 2025, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Principal Value	$985	$987	$989
Fair Value, Estimated (a)	942	940	877
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of August 2, 2025 based on the terms of the borrowings from the ABL Facility.

Recurring Fair Value Measurements
The following table provides a summary of the Company’s contingent consideration recognized at fair value related to the Adore Me acquisition as of August 2, 2025, February 1, 2025, August 3, 2024 and February 3, 2024 (in millions):

Balance Sheet Location	Measurement Level	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Accrued Expenses and Other	Level 3	$—	$—	$68	$74
Other Long-term Liabilities	Level 3	—	—	—	18
The estimated fair value of the contingent consideration is valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
12. Comprehensive Income (Loss)
The following table provides the rollforward of accumulated other comprehensive income (loss) attributable to Victoria’s Secret & Co. for year-to-date 2025:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2025	$(1)	$(1)
Other Comprehensive Income Before Reclassifications	3	3
Tax Effect	—	—
Current-period Other Comprehensive Income	3	3
Balance as of August 2, 2025	$2	$2
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria’s Secret & Co. for year-to-date 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Income Before Reclassifications	—	—
Tax Effect	—	—
Current-period Other Comprehensive Income	—	—
Balance as of August 3, 2024	$—	$—
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
In April 2023, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York alleging that Victoria’s Secret Stores employs manual workers in New York state and failed to pay hourly wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. As of the end of the second quarter of 2025, the lawsuit has been settled, subject to final court approval, and the Company is accrued for the settlement.

14. Segment Information
The Company’s segments are based on the financial information the Company’s Chief Operating Decision Maker (“CODM”), who is the CEO, uses to evaluate performance and allocate resources. The Company has one reportable segment. The CODM assesses performance of the Company’s single reportable segment and decides how to allocate resources based on Net Income Attributable to Victoria’s Secret & Co. as reported on the Consolidated Statements of Income.
The following table provides the Company’s segment information for the second quarter and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Net Sales	$1,459	$1,417	$2,812	$2,777
Costs of Goods Sold	(610)	(588)	(1,168)	(1,123)
Buying and Occupancy Expenses	(330)	(328)	(651)	(651)
General, Administrative and Store Operating Expenses (a)	(394)	(364)	(751)	(726)
Advertising and Marketing Expenses	(84)	(75)	(181)	(188)
Operating Income	$41	$62	$61	$89
Interest Expense	(18)	(21)	(35)	(43)
Provision for Income Taxes	(6)	(9)	(9)	(16)
Other Items (b)	(1)	—	(3)	(2)
Net Income Attributable to Victoria’s Secret & Co.	$16	$32	$14	$28
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income attributable to noncontrolling interest, interest income and other miscellaneous expense items.
The Company derives revenue primarily from its sale of women’s intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 3, “Revenue Recognition.”
The following table provides Net Sales by geographic location for the second quarter and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
U.S. (a)	$1,179	$1,182	$2,292	$2,322
Outside of the U.S. (b)	280	235	520	455
Total Net Sales	$1,459	$1,417	$2,812	$2,777
_______________
(a)Includes U.S. territories.
(b)Includes sales from Company-operated stores outside of the U.S., royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency.
The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
U.S. (a)	$2,258	$2,136	$2,159
Outside of the U.S.	160	143	152
Total Long-lived Assets	$2,418	$2,279	$2,311
_______________
(a)Includes U.S. territories.
As the Company is one reportable segment, for additional information on assets, capital expenditures, depreciation and amortization of long-lived assets and other significant non-cash transactions, see Item 1. Financial Statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this report or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements, and any future performance or financial results expressed or implied by such forward-looking statements are not guarantees of future performance. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our ability to meet environmental, social, and governance goals. Words such as “estimate,” “commit,” “will,” “target,” “forecast,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “continue,” “potential” and any similar expressions are intended to identify forward-looking statements. Risks associated with the following factors, among others, could affect our results of operations and financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
•    general economic conditions, inflation, and changes in consumer confidence and consumer spending patterns;
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
Our operating results are generally impacted by economic changes. Accordingly, we monitor the retail environment using certain key industry performance indicators including competitor performance and mall traffic data. These metrics can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of internal key performance indicators including comparable sales, gross profit, operating income and other performance metrics such as sales per average selling square foot in assessing our performance. Specifically to evaluate our net sales, we utilize traffic, conversion (which we define as the percentage of customers who visit our stores and digital sites and make a purchase), units per transaction, average unit retail (which we define as the average price per unit purchased) and average transaction value (which we define as units per transaction multiplied by average unit retail).
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
Net sales in the second quarter of 2025 increased 3%, to $1.459 billion, compared to the second quarter of 2024 despite our U.S. e-commerce website being closed to customers for four days due to a security incident involving our information technology systems, as further described below. In North America, net sales increased 3% in the stores channel and decreased 5% in the direct channel compared to the second quarter of 2024. Comparable sales (stores and direct), which excludes the impact from the security incident, and comparable store sales only both increased 4% compared to the second quarter of 2024. In the stores channel, the increase was driven by Victoria’s Secret and PINK increases in average transaction value and conversion, while traffic remained flat compared to the second quarter of 2024. On a comparable basis, traffic in the stores channel increased compared to the second quarter of 2024. In the direct channel, a Victoria’s Secret and PINK increase in average transaction value was offset by a decrease in conversion, while traffic remained flat compared to the second quarter of 2024. Net sales in our international channel increased 22% compared to the second quarter of 2024.

Operating income in the second quarter of 2025 decreased $21 million, to $41 million, compared to the second quarter of 2024 and our operating income rate (expressed as a percentage of net sales) was 2.8% compared to 4.4% in the second quarter of 2024. The decrease in operating income compared to the second quarter of 2024 was primarily driven by an increase in tariff costs and transportation costs, an increase in incentive compensation expenses, an increase in store selling expenses and a strategic shift in marketing spend from the first quarter to the second quarter, partially offset by an increase in merchandise margin dollars primarily due to an increase in net sales.
We continue to focus on our strategic priorities: Supercharge Bras; Recommit to PINK; Fuel Growth in Lifestyle Categories; and Evolve Our Brand Projection & Go-To-Market Strategy. We are maintaining our disciplined approach, focusing on operational excellence, strategic capital allocation and continued investment in the capabilities that differentiate us in the marketplace. We remain committed to delivering value for our shareholders while building the foundation for sustained, long-term profitable growth.
For additional information related to our second quarter of 2025 and year-to-date 2025 financial performance, see “Results of Operations.”
Tariffs and Macro Environment
We face near-term headwinds and ongoing uncertainty in the macro environment, which we have and will continue to manage aggressively. U.S. tariffs on imports from other countries, as well as additional threatened tariffs and any retaliatory measures by impacted exporting countries remains uncertain. We continue to identify and execute mitigation strategies as the tariff environment evolves.
Security Incident Involving Information Technology Systems
As previously disclosed, on May 24, 2025, we detected a security incident involving our information technology systems. We immediately enacted our response protocols and the incident has been resolved. All systems are restored and fully operational.
We conducted an investigation to ascertain the full scope and impact of the incident. This incident did not cause a material disruption to our operations or material adverse impact to our financial results. We estimate the security incident negatively impacted net sales by approximately $20 million and operating income by approximately $14 million, which does not consider the impact of any potential insurance recoveries in future periods. We maintain cybersecurity insurance and the claim process for potential insurance recoveries related to this incident is ongoing.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria’s Secret & Co. and net income per diluted share attributable to Victoria’s Secret & Co. on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2025	2024	2025	2024
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$41	$62	$61	$89
Amortization of Intangible Assets (a)	6	6	13	13
Restructuring and Other One-time Charges (b)	8	—	13	—
Adore Me Acquisition-related Items (c)	—	(6)	—	1
Adjusted Operating Income	$55	$62	$87	$102

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria’s Secret & Co.
Reported Net Income Attributable to Victoria’s Secret & Co. - GAAP	$16	$32	$14	$28
Amortization of Intangible Assets (a)	6	6	13	13
Restructuring and Other One-time Charges (b)	8	—	13	—
Adore Me Acquisition-related Items (c)	—	(5)	—	3
Tax Effect of Adjusted Items	(3)	(1)	(7)	(3)
Adjusted Net Income Attributable to Victoria’s Secret & Co.	$27	$31	$34	$41

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria’s Secret & Co. - GAAP	$0.20	$0.40	$0.18	$0.35
Amortization of Intangible Assets (a)	0.06	0.06	0.11	0.12
Restructuring and Other One-time Charges (b)	0.07	—	0.12	—
Adore Me Acquisition-related Items (c)	—	(0.06)	—	0.04
Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$0.33	$0.40	$0.42	$0.51
 ________________
(a)In both the second quarter of 2025 and 2024, we recognized amortization expense of $6 million ($5 million after-tax) in general, administrative and store operating expense, related to our definite-lived intangible assets. In both year-to-date 2025 and 2024, we recognized amortization expense of $13 million ($9 million after-tax) in general, administrative and store operating expense, related to our definite-lived intangible assets. For additional information, see Note 2, “Acquisition” and Note 7, “Long-Lived Assets” included in Item 1. Financial Statements.
(b)In the second quarter of 2025, we recognized pre-tax charges of $8 million ($6 million after-tax), $8 million included in general, administrative and store operating expense and less than $1 million included in buying and occupancy expense, related to activities to continue to restructure our executive leadership team and other one-time expenses. Year-to-date 2025, we recognized pre-tax charges of $13 million ($10 million after-tax), $11 million included in general, administrative and store operating expense and $2 million included in buying and occupancy expense, related to activities to continue to restructure our executive leadership team and other one-time expenses.

(c)In the second quarter of 2024, we recognized pre-tax income of $5 million (income of $5 million after-tax), income of $6 million included in general, administrative and store operating expense and interest expense of $1 million, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. Year-to-date 2024, we recognized pre-tax expense of $3 million ($3 million after-tax), expense of $1 million included in general, administrative and store operating expense and interest expense of $2 million, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.
Store Data
The following table compares U.S. company-operated store data for the second quarter of 2025 to the second quarter of 2024 and year-to-date 2025 to year-to-date 2024:

	Second Quarter			Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$145	$137	6%	$273	$263	4%
Sales per Average Store (in thousands) (a)	$1,004	$944	6%	$1,883	$1,804	4%
Average Store Size (selling square feet)	6,907	6,892	—%
Total Selling Square Feet (in thousands)	5,305	5,507	(4%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2025:

	Stores at			Stores at
	February 1, 2025	Opened	Closed	August 2, 2025
Company-Operated:
U.S.	782	5	(24)	763
Canada	24	1	(1)	24
Subtotal Company-Operated	806	6	(25)	787

China Joint Venture:
Beauty & Accessories (a)	30	—	(7)	23
Full Assortment	40	—	—	40
Subtotal China Joint Venture	70	—	(7)	63

Partner-Operated:
Beauty & Accessories	324	16	(15)	325
Full Assortment	181	19	(4)	196
Subtotal Partner-Operated	505	35	(19)	521

Adore Me	6	—	(1)	5
Total	1,387	41	(52)	1,376
________________
(a)Includes nine partner-operated stores as of August 2, 2025.

The following table represents store data for year-to-date 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	August 3, 2024
Company-Operated:
U.S.	808	9	(24)	793
Canada	23	—	—	23
Subtotal Company-Operated	831	9	(24)	816

China Joint Venture:
Beauty & Accessories (a)	34	2	(2)	34
Full Assortment	36	1	(1)	36
Subtotal China Joint Venture	70	3	(3)	70

Partner-Operated:
Beauty & Accessories	307	16	(12)	311
Full Assortment	156	18	(4)	170
Subtotal Partner-Operated	463	34	(16)	481

Adore Me	6	—	—	6
Total	1,370	46	(43)	1,373
________________
(a)Includes fourteen partner-operated stores as of August 3, 2024.
Results of Operations
Second Quarter of 2025 Compared to Second Quarter of 2024
Operating Income
For the second quarter of 2025, our operating income decreased by $21 million, to $41 million, compared to operating income of $62 million in the second quarter of 2024, and the operating income rate (expressed as a percentage of net sales) decreased to 2.8% from 4.4%. The drivers of our operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2025 in comparison to the second quarter of 2024:

	2025	2024	% Change
Second Quarter	(in millions)
Stores – North America	$825	$800	3%
Direct	406	430	(5%)
International (a)	228	187	22%
Total Net Sales	$1,459	$1,417	3%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from the second quarter of 2024 to the second quarter of 2025:

(in millions)
2024 Net Sales	$1,417
Sales Associated with Stores Included in the Comparable Stores Calculation	27
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(1)
Direct Channels (a)	(9)
Credit Card Programs	1
International Wholesale, Royalty and Sourcing	23
Foreign Currency Translation	1
2025 Net Sales	$1,459
 _______________
(a)Results include consolidated joint venture direct sales in China.
The following table compares the second quarter of 2025 comparable sales to the second quarter of 2024:

	2025	2024
Comparable Sales (Stores and Direct) (a)	4%	(3%)
Comparable Store Sales (a)	4%	(5%)
_______________
(a)Comparable sales results for the second quarter of 2025 exclude the impact from lost sales from our direct channels during the period of time the direct channels were closed as a result of the May 2025 security incident involving our information technology systems. The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in the second quarter of 2025 increased $42 million, or 3%, to $1.459 billion compared to $1.417 billion in the second quarter of 2024.
In the stores channel, our North America net sales increased $25 million, or 3%, to $825 million compared to the second quarter of 2024 driven by an increase in average transaction value due to an increase in units per transaction, while average unit retail remained flat. The increase in net sales in our stores channel was also driven by an increase in conversion, while traffic remained flat compared to the second quarter of 2024. On a comparable basis, traffic in the stores channel increased compared to the second quarter of 2024.
In the direct channel, net sales decreased $24 million, or 5%, to $406 million compared to the second quarter of 2024. We estimate the website closure due to the security incident negatively impacted net sales in the second quarter of 2025 by approximately $20 million. Excluding the impact from the security incident, net sales in our direct channel were approximately flat. An increase in average transaction value due to increases in average unit retail and units per order was offset by a decrease in conversion, while traffic remained flat compared to the second quarter of 2024.
In the international channel, net sales increased $41 million, or 22%, to $228 million compared to the second quarter of 2024. Increases in net sales in the second quarter of 2025 compared to the second quarter of 2024 were driven by increases in net sales in China, sourcing sales to our partners, our wholesale arrangements and royalties earned associated with franchise sales in many countries outside of North America.
Gross Profit
For the second quarter of 2025, our gross profit increased $18 million compared to the second quarter of 2024 to $519 million, and our gross profit rate (expressed as a percentage of net sales) increased to 35.6% from 35.4%.

The increase in gross profit dollars compared to the second quarter of 2024 was due to the increase in merchandise margin dollars primarily driven by an increase in net sales and a decrease in promotional activity, partially offset by an increase in tariff costs and transportation costs. The increase in gross profit dollars compared to the second quarter of 2024 was partially offset by an increase in buying and occupancy expenses driven by a $6 million gain on sale of certain non-store corporate-related assets in the second quarter of 2024 and an increase in incentive compensation expenses in the second quarter of 2025, slightly offset by a decrease in rent expenses.
The gross profit rate increase compared to the second quarter of 2024 was primarily driven by a decrease in promotional activity and leverage in buying and occupancy expenses as a result of the increase in net sales, partially offset by an increase in tariff costs and transportation costs.
General, Administrative and Store Operating Expenses
For the second quarter of 2025, our general, administrative and store operating expenses increased $39 million, or 9%, to $478 million compared to the second quarter of 2024. The increase in general, administrative and store operating expenses compared to the second quarter of 2024 was primarily due to an increase in store selling expenses, a strategic shift in marketing spend from the first quarter to the second quarter and an increase in incentive compensation expenses. The increase in general, administrative and store operating expenses compared to the second quarter of 2024 was also due to increases in charges related to Adore Me purchase accounting items and expenses related to activities to continue to restructure our executive leadership team.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 32.8% from 31.0% compared to the second quarter of 2024 primarily due to an increase in store selling expenses, strategic shift in marketing expenses and an increase in incentive compensation expenses.
Interest Expense
For the second quarter of 2025, our interest expense decreased $3 million to $18 million compared to the second quarter of 2024 primarily due to our lower average outstanding debt and lower average borrowing rates for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For the second quarter of 2025, our effective tax rate was 25.7% compared to 22.4% in the second quarter of 2024. The second quarter of 2025 rate was consistent with our combined estimated federal and state statutory rate. The second quarter of 2024 rate differed from our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than our combined estimated federal and state statutory rate.
Results of Operations
Year-to-Date 2025 Compared to Year-to-Date 2024
Operating Income
For year-to-date 2025, operating income decreased $28 million, to $61 million, compared to operating income of $89 million year-to-date 2024, and the operating income rate (expressed as a percentage of net sales) decreased to 2.2% from 3.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2025 in comparison to year-to-date 2024:

	2025	2024	% Change
Year-to-Date	(in millions)
Stores – North America	$1,546	$1,529	1%
Direct	840	879	(4%)
International (a)	426	369	16%
Total Net Sales	$2,812	$2,777	1%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales from year-to-date 2024 to year-to-date 2025:

(in millions)
2024 Net Sales	$2,777
Sales Associated with Stores Included in the Comparable Stores Calculation	23
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(3)
Direct Channels (a)	(13)
Credit Card Programs	—
International Wholesale, Royalty and Sourcing	29
Foreign Currency Translation	(1)
2025 Net Sales	$2,812
 _______________
(a)Results include consolidated joint venture direct sales in China.
The following table compares year-to-date 2025 comparable sales to year-to-date 2024:

	2025	2024
Comparable Sales (Stores and Direct) (a)	1%	(4%)
Comparable Store Sales (a)	2%	(6%)
________
(a)Comparable sales results for year-to-date 2025 exclude the impact from lost sales from our direct channels during the period of time the direct channels were closed as a result of the May 2025 security incident involving our information technology systems. The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales year-to-date 2025 increased $35 million, or 1%, to $2.812 billion compared to $2.777 billion year-to-date 2024.
In the stores channel, our North America net sales increased $17 million, or 1%, to $1.546 billion, compared to year-to-date 2024 as increases in average unit retail and units per transaction were partially offset by a decrease in traffic. Conversion was flat compared to year-to-date 2024. On a comparable basis, traffic in the stores channel increased compared to year-to-date 2024.
In the direct channel, net sales decreased $39 million, or 4%, to $840 million compared to year-to-date 2024. We estimate the website closure due to the security incident negatively impacted net sales year-to-date 2025 by approximately $20 million. Excluding the impact from the security incident, increases in units per order, average unit retail and conversion were offset by a decrease in traffic compared to year-to-date 2024.
In the international channel, net sales increased $57 million, or 16%, to $426 million compared to year-to-date 2024. Increases in net sales year-to-date 2025 compared to year-to-date 2024 were driven by increases in net sales in China, sourcing sales to our partners, royalties earned associated with franchise sales in many countries outside of North America and our wholesale arrangements.
Gross Profit
For year-to-date 2025, our gross profit decreased $10 million compared to year-to-date 2024 to $993 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.3% from 36.1%.
The decrease in gross profit dollars compared to year-to-date 2024 was primarily due to the decrease in merchandise margin dollars primarily driven by an increase in transportation costs and tariff costs, partially offset by an increase in net sales and a decrease in promotional activity. Buying and occupancy expenses remained flat compared to year-to-date 2024 as a decrease in rent expenses was offset by a $6 million gain on sale of certain non-store corporate-related assets in the second quarter of 2024 and an increase in incentive compensation expenses.

The gross profit rate decrease compared to year-to-date 2024 was primarily driven by an increase in transportation costs and tariff costs, partially offset by leverage in buying and occupancy expenses as a result of the increase in net sales.
General, Administrative and Store Operating Expenses
For year-to-date 2025, our general, administrative and store operating expenses increased $18 million, or 2%, to $932 million compared to year-to-date 2024. The increase in general, administrative and store operating expenses compared to year-to-date 2024 was primarily driven by increases in store selling expenses, expenses related to activities to restructure our executive leadership team and incentive compensation expenses, partially offset by a decrease in marketing expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 33.2% from 32.9% compared to year-to-date 2024 primarily due to increases in store selling expenses and expenses related to activities to restructure our executive leadership team, partially offset by a decrease in marketing expenses.
Interest Expense
For year-to-date 2025, our interest expense decreased $8 million to $35 million compared to year-to-date 2024 primarily due to our lower average outstanding debt and lower average borrowing rates for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For year-to-date 2025, our effective tax rate was 30.5% compared to 35.9% year-to-date 2024. The difference between our effective tax rate for both years and the combined estimated federal and state statutory rate was primarily due to additional tax expense from share-based compensation awards that vested in the periods.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Net cash provided by (used for) operating activities is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
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
We expect to utilize our cash flows to continue to invest in our brands, talent, capabilities and strategic initiatives as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund our working capital and other cash flow requirements over the next 12 months.
Working Capital and Capitalization
Based upon our cash balances and cash provided by our operating activities, along with the borrowing capacity under our ABL Facility, we believe we will be able to continue to meet our working capital needs.

The following table provides a summary of our working capital position and capitalization as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$6	$425	$(1)
Capital Expenditures (a)	111	178	99
Working Capital	194	66	(6)
Capitalization:
Long-term Debt	1,048	973	1,119
Victoria’s Secret & Co. Shareholders’ Equity	680	640	472
Total Capitalization	$1,728	$1,613	$1,591
Amounts Available Under the ABL Facility (b)	$524	$533	$483
_______________
(a)The August 2, 2025 and August 3, 2024 amounts represent twenty-six-week periods and the February 1, 2025 amounts represent a fifty-two-week period.
(b)For the reporting period ended August 2, 2025, the availability under the ABL Facility was limited by our borrowing base of $616 million, less outstanding borrowings of $75 million and letters of credit of $17 million. For the reporting period ended February 1, 2025, the availability was limited by our borrowing base of $550 million, less letters of credit of $17 million. For the reporting period ended August 3, 2024, the availability under the ABL Facility was limited by our borrowing base of $647 million, less outstanding borrowings of $145 million and letters of credit of $19 million.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2025 and 2024:

	Year-to-Date
	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$227	$270
Net Cash Provided by (Used for) Operating Activities	6	(1)
Net Cash Used for Investing Activities	(111)	(83)
Net Cash Provided by (Used for) Financing Activities	67	(17)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Decrease in Cash and Cash Equivalents	(39)	(101)
Cash and Cash Equivalents, End of Period	$188	$169
Operating Activities
Net cash provided by (used for) operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash provided by operating activities year-to-date 2025 was $6 million, an increase in net cash flows provided by operating activities of $7 million compared to year-to-date 2024. The increase in net cash flows provided by operating activities in year-to-date 2025 was primarily driven by lower net operating cash outflows associated with working capital changes of $17 million, partially offset by a decrease in net income of $9 million compared to year-to-date 2024. The most significant working capital driver resulting in the increase in net operating cash inflows year-to-date 2025 compared to year-to-date 2024 is related to the increase in inventory levels and the related timing of payments for inventory. The increase in inventory levels is primarily related to continued growth in the international channel and our European distribution center, as well as increased average unit costs driven by tariff costs and the growth of our lifestyle categories for sport and apparel.
Investing Activities
Net cash used for investing activities year-to-date 2025 was $111 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.

Net cash used for investing activities year-to-date 2024 was $83 million, consisting of $99 million of capital expenditures, partially offset by $16 million of proceeds on the sale of certain non-store corporate-related assets. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.
We are estimating capital expenditures to be approximately $200 million for fiscal year 2025. We expect that our capital expenditures will continue to be focused on our store capital program along with investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.
Financing Activities
Net cash provided by financing activities year-to-date 2025 was $67 million, consisting primarily of borrowings of $245 million under the ABL Facility, partially offset by $170 million of repayments under the ABL Facility.
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
We have not repurchased any shares of our common stock under the March 2024 Share Repurchase Program. As of August 2, 2025, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$385 million Term Loan due August 2028 (“Term Loan Facility”)	$381	$382	$383
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	75	—	145
Total Senior Secured Debt with Subsidiary Guarantee	456	382	528
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595	595
Total Senior Debt with Subsidiary Guarantee	596	595	595
Total	1,052	977	1,123
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,048	$973	$1,119
Cash paid for interest was $31 million and $38 million for year-to-date 2025 and 2024, respectively.

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
Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2025 and 2024 and $2 million during both year-to-date 2025 and 2024.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of August 2, 2025, the interest rate on the loans under the Term Loan Facility was 7.82%.
We also have a senior secured asset-based revolving credit facility. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million.
In May 2025, we amended our ABL Facility. The amendment, among other things, (1) extends the maturity date of the ABL Facility to the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (2) provides for a seasonal increase of the advance rate of eligible inventory in the borrowing base from 90.0% of the net orderly liquidation value of eligible inventory to 92.5% for a period of three consecutive fiscal months each year during our high season, (3) reduces the availability threshold for triggering the delivery of certain reporting deliverables, cash dominion and certain payment conditions, (4) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term CORRA, to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (5) replaces CDOR with Term CORRA with respect to Canadian borrowings.
Prior to the amendment of the ABL Facility, interest on the loans under the ABL Facility was calculated by reference to (i) Term SOFR or an alternative base rate and (ii) in the case of loans denominated in Canadian dollars, CDOR or a Canadian base rate, plus an interest rate margin based on average daily excess availability ranging from (x) in the case of CDOR loans, 1.50% to 2.00%, (y) in the case of alternate base rate loans and Canadian base rate loans, 0.50% to 1.00%, and (z) in the case of Term SOFR loans, 1.60% to 2.10%.
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
We borrowed $245 million and $145 million from the ABL Facility year-to-date 2025 and 2024, respectively, and made repayments of $170 million and $145 million under the ABL Facility year-to-date 2025 and 2024, respectively. As of August 2, 2025, there were borrowings of $75 million outstanding under the ABL Facility and the interest rate on the borrowings was 5.81%. We had $17 million of outstanding letters of credit as of August 2, 2025 that further reduced our availability under the ABL Facility. As of August 2, 2025, our remaining availability under the ABL Facility was $524 million.

Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The amendment of the ABL Facility did not result in any changes to the financial covenants of the ABL Facility. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of August 2, 2025, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of August 2, 2025:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Except with respect to the additional $75 million of outstanding borrowings under the ABL Facility as of August 2, 2025, there have been no material changes in our contractual obligations since February 1, 2025, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2024 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2025 that had a material impact on our results of operations, financial position or cash flows.
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

There have been no material changes to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of August 2, 2025, our investment portfolio was primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of August 2, 2025 consists of the 2029 Notes, which have a fixed interest rate, the $385 million in outstanding borrowings under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $75 million in outstanding borrowings under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Principal Value	$985	$987	$989
Fair Value, Estimated (a)	942	940	877
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of August 2, 2025, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of August 2, 2025 based on the terms of the borrowings from the ABL Facility.

Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of August 2, 2025, our investment portfolio was primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Operating Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors from those described in the 2024 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
May 4, 2025 - May 31, 2025 (“May 2025”)	4	$19.14	—	$250,000
June 1, 2025 - July 5, 2025 (“June 2025”)	4	$20.81	—	250,000
July 6, 2025 - August 2, 2025 (“July 2025”)	7	$20.39	—	250,000
Total	15		—
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
Scott Sekella Chief Financial and Operating Officer*
Date: September 5, 2025
*    Mr. Sekella is the principal financial officer and the principal accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.