Form 10-Q
period 2025-11-01
Victoria's Secret & Co.
filed 2025-12-05
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 28, 2025, the number of outstanding shares of the Registrant’s common stock was 80,268,924 shares.

VICTORIA’S SECRET & CO.

*
Victoria’s Secret & Co.’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2025” and “third quarter of 2024” refer to the thirteen-week periods ended November 1, 2025 and November 2, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the thirty-nine-week periods ended November 1, 2025 and November 2, 2024, respectively, and “fiscal year 2025” and “fiscal year 2024” refer to the fifty-two-week period ending January 31, 2026 and the fifty-two-week period ended February 1, 2025, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF LOSS
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Net Sales	$1,472	$1,347	$4,284	$4,124
Costs of Goods Sold, Buying and Occupancy	(936)	(879)	(2,755)	(2,653)
Gross Profit	536	468	1,529	1,471
General, Administrative and Store Operating Expenses	(555)	(515)	(1,487)	(1,429)
Operating Income (Loss)	(19)	(47)	42	42
Interest Expense	(18)	(22)	(53)	(66)
Other Income (Loss)	—	(1)	4	1
Loss Before Income Taxes	(37)	(70)	(7)	(23)
Provision (Benefit) for Income Taxes	(6)	(15)	4	2
Net Loss	(31)	(55)	(11)	(25)
Less: Net Income Attributable to Noncontrolling Interest	6	1	12	3
Net Loss Attributable to Victoria’s Secret & Co.	$(37)	$(56)	$(23)	$(28)
Net Loss Per Basic Share Attributable to Victoria’s Secret & Co.	$(0.46)	$(0.71)	$(0.28)	$(0.36)
Net Loss Per Diluted Share Attributable to Victoria’s Secret & Co.	$(0.46)	$(0.71)	$(0.28)	$(0.36)

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Net Loss	$(31)	$(55)	$(11)	$(25)
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation	—	1	3	—
Total Other Comprehensive Income, Net of Tax	—	1	3	—
Total Comprehensive Loss	(31)	(54)	(8)	(25)
Less: Net Income Attributable to Noncontrolling Interest	6	1	12	3
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	—	1	—	—
Comprehensive Loss Attributable to Victoria’s Secret & Co.	$(37)	$(56)	$(20)	$(28)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	November 1, 2025	February 1, 2025	November 2, 2024
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$249	$227	$161
Accounts Receivable, Net	190	159	163
Inventories	1,377	955	1,290
Other	129	100	172
Total Current Assets	1,945	1,441	1,786
Property and Equipment, Net	766	774	806
Operating Lease Assets	1,595	1,481	1,472
Goodwill	367	367	367
Trade Names	277	281	281
Other Intangible Assets, Net	80	95	100
Deferred Income Taxes	22	22	19
Other Assets	82	71	90
Total Assets	$5,134	$4,532	$4,921
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$546	$419	$464
Accrued Expenses and Other	646	633	801
Current Debt	4	4	4
Current Operating Lease Liabilities	284	287	252
Income Taxes	11	32	5
Total Current Liabilities	1,491	1,375	1,526
Deferred Income Taxes	13	11	38
Long-term Debt	1,347	973	1,414
Long-term Operating Lease Liabilities	1,551	1,434	1,428
Other Long-term Liabilities	43	75	62
Total Liabilities	4,445	3,868	4,468
Shareholders’ Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 80, 79, and 79 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	330	297	278
Accumulated Other Comprehensive Income (Loss)	2	(1)	—
Retained Earnings	320	343	150
Total Victoria’s Secret & Co. Shareholders’ Equity	653	640	429
Noncontrolling Interest	36	24	24
Total Equity	689	664	453
Total Liabilities and Equity	$5,134	$4,532	$4,921

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Third Quarter 2025

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, August 2, 2025	80	$1	$320	$2	$357	$—	$680	$30	$710
Net Income (Loss)	—	—	—	—	(37)	—	(37)	6	(31)
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income (Loss)	—	—	—	—	(37)	—	(37)	6	(31)
Share-based Compensation Expense	—	—	12	—	—	—	12	—	12
Tax Payments related to Share-based Awards	(1)	—	(3)	—	—	—	(3)	—	(3)
Other	1	—	1	—	—	—	1	—	1
Balance, November 1, 2025	80	$1	$330	$2	$320	$—	$653	$36	$689

Third Quarter 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, August 3, 2024	78	$1	$265	$—	$206	$—	$472	$22	$494
Net Income (Loss)	—	—	—	—	(56)	—	(56)	1	(55)
Other Comprehensive Income	—	—	—	—	—	—	—	1	1
Total Comprehensive Income (Loss)	—	—	—	—	(56)	—	(56)	2	(54)
Share-based Compensation Expense	—	—	13	—	—	—	13	—	13
Tax Payments related to Share-based Awards	—	—	(1)	—	—	—	(1)	—	(1)
Other	1	—	1	—	—	—	1	—	1
Balance, November 2, 2024	79	$1	$278	$—	$150	$—	$429	$24	$453

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2025

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664
Net Income (Loss)	—	—	—	—	(23)	—	(23)	12	(11)
Other Comprehensive Income	—	—	—	3	—	—	3	—	3
Total Comprehensive Income (Loss)	—	—	—	3	(23)	—	(20)	12	(8)
Share-based Compensation Expense	—	—	41	—	—	—	41	—	41
Tax Payments related to Share-based Awards	(1)	—	(13)	—	—	—	(13)	—	(13)
Other	2	—	5	—	—	—	5	—	5
Balance, November 1, 2025	80	$1	$330	$2	$320	$—	$653	$36	$689

Year-to-Date 2024

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income (Loss)	—	—	—	—	(28)	—	(28)	3	(25)
Other Comprehensive Income	—	—	—	—	—	—	—	—	—
Total Comprehensive Income (Loss)	—	—	—	—	(28)	—	(28)	3	(25)
Share-based Compensation Expense	—	—	45	—	—	—	45	—	45
Tax Payments related to Share-based Awards	(1)	—	(9)	—	—	—	(9)	—	(9)
Other	2	—	4	—	—	—	4	—	4
Balance, November 2, 2024	79	$1	$278	$—	$150	$—	$429	$24	$453

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2025	2024
Operating Activities:
Net Loss	$(11)	$(25)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization	185	192
Share-based Compensation Expense	41	45
Deferred Income Taxes	2	1
Gain on Sale of Assets	—	(6)
Changes in Assets and Liabilities:
Accounts Receivable	(29)	(11)
Inventories	(420)	(305)
Accounts Payable, Accrued Expenses and Other	132	(55)
Income Taxes	(20)	(45)
Other Assets and Liabilities	(54)	(40)
Net Cash Used for Operating Activities	(174)	(249)
Investing Activities:
Capital Expenditures	(163)	(150)
Proceeds from Sale of Assets	—	16
Other Investing Activities	—	1
Net Cash Used for Investing Activities	(163)	(133)
Financing Activities:
Borrowings from Asset-based Revolving Credit Facility	545	460
Repayments of Borrowings from Asset-based Revolving Credit Facility	(170)	(165)
Tax Payments related to Share-based Awards	(13)	(9)
Payments of Long-term Debt	(3)	(3)
Proceeds from Stock Option Exercises	2	—
Payments for Contingent Consideration related to Adore Me Acquisition	—	(16)
Other Financing Activities	(1)	5
Net Cash Provided by Financing Activities	360	272
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	1
Net Increase (Decrease) in Cash and Cash Equivalents	22	(109)
Cash and Cash Equivalents, Beginning of Period	227	270
Cash and Cash Equivalents, End of Period	$249	$161

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women’s intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 860 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has more than 540 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide through a network of stores and digital channels.
Year-to-date 2025 and in the third quarter of 2024, the Company made certain restructuring actions to continue to restructure its executive leadership team and organizational structure. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2025” and “third quarter of 2024” refer to the thirteen-week periods ended November 1, 2025 and November 2, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the thirty-nine-week periods ended November 1, 2025 and November 2, 2024, respectively, and “fiscal year 2025” and “fiscal year 2024” refer to the fifty-two-week period ending January 31, 2026 and the fifty-two-week period ended February 1, 2025, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 1, 2025 and November 2, 2024 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025 (“2024 Annual Report on Form 10-K”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and thirty-nine-week periods ended November 1, 2025 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 31, 2026.
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
The carrying values of equity method investments were $48 million as of November 1, 2025, $47 million as of February 1, 2025 and $61 million as of November 2, 2024. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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
Concentration of Credit Risk
The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of November 1, 2025, the Company’s investment portfolio was primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $236 million as of November 1, 2025, $181 million as of February 1, 2025 and $176 million as of November 2, 2024.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the third quarter of 2025 that had a material impact on the Company’s results of operations, financial position or cash flows.
Internal-Use Software
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs, primarily by removing references to project stages from capitalization criteria and further clarifying the threshold entities apply to begin capitalizing costs. This standard will be effective for interim and annual reporting periods beginning in fiscal year 2028, with early adoption permitted. This standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impacts of adopting this standard on its consolidated financial statements and related disclosures.
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
Post-Acquisition
During fiscal year 2024, the Company made payments totaling $200 million, which included a fixed payment of $100 million and payments totaling $100 million relating to the achievement of specified strategic objectives under the terms of the Merger Agreement. During the first quarter of 2024, the Company made $20 million of these payments, comprised of $16 million classified as financing cash outflows and $4 million classified as operating cash outflows in the Consolidated Statement of Cash Flows. The amount classified as operating cash outflows was subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”) and was recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Loss as it was earned.
On March 3, 2025, the Company submitted, under the terms of the Merger Agreement, its calculation of zero dollars owed for the contingent payment based on Adore Me’s EBITDA and net revenue results compared to specified targets applicable to the two-year period following the close of the transaction as set forth in the Merger Agreement. On April 2, 2025, representatives of the former Adore Me shareholders submitted their calculation of the contingent payment owed of $11 million. According to the terms of the Merger Agreement, the calculations were presented to a neutral accountant for payout determination.
The neutral accountant determined $5 million was owed for the contingent payment, which is included within Accrued Expenses and Other in the Consolidated Balance Sheet as of November 1, 2025. The Company is disputing the determination by the neutral accountant.
In the third quarter and year-to-date 2025 and 2024, the Company recognized the financial impact of purchase accounting items, including recognition of changes in the estimated fair value of contingent consideration and Contingent Compensation Payments and related professional service costs, as well as amortization of acquired intangible assets.
The following table provides a summary by line item in the Consolidated Statements of Loss of the financial impact of purchase accounting items and related professional service costs for the third quarter and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Income Statement Line Item	(in millions)
General, Administrative and Store Operating Expenses	12	6	25	19
Interest Expense	—	2	—	4
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $150 million as of November 1, 2025, $112 million as of February 1, 2025 and $122 million as of November 2, 2024. Accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $239 million as of November 1, 2025, $269 million as of February 1, 2025 and $288 million as of November 2, 2024. The Company recognized $113 million as revenue year-to-date 2025 from amounts recorded as deferred revenue at the beginning of the fiscal year. As of November 1, 2025, the Company recorded deferred revenue of $229 million within Accrued Expenses and Other, and $10 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Stores – North America	$778	$738	$2,325	$2,267
Direct	429	411	1,268	1,290
International (a)	265	198	691	567
Total Net Sales	$1,472	$1,347	$4,284	$4,124
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partners sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Direct sales in the European Union were $12 million in the third quarter of 2025. Prior to the third quarter of 2025, direct sales in the European Union are reported in our Direct channel.
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
The Company recognized Net Sales of $19 million and $17 million in the third quarter of 2025 and 2024, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $54 million and $52 million in year-to-date 2025 and 2024, respectively, related to revenue earned in connection with its credit card arrangements.
4. Restructuring Activities
In the third quarter and year-to-date 2025, the Company implemented a series of strategic leadership appointments and restructuring actions designed to accelerate growth and continue to restructure its executive leadership team and organizational structure. Pre-tax severance, relocation and other expenses related to these activities of $9 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $1 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the third quarter of 2025 Consolidated Statement of Loss. Pre-tax severance, relocation and other expenses related to these activities of $13 million, of which $10 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the year-to-date 2025 Consolidated Statement of Loss.
In the third quarter of 2024, the Company made certain executive leadership appointments and changes to restructure its executive leadership team, including the appointment of a new Chief Executive Officer (“CEO”), the termination of the previous CEO and the elimination of two executive officer roles. Pre-tax severance, relocation and other expenses related to these activities of $13 million were recorded in the third quarter of 2024 and are included in General, Administrative and Store Operating Expenses in the 2024 Consolidated Statements of Loss.
Year-to-date 2025, the Company made payments of $14 million related to severance and related costs associated with these restructuring actions implemented in fiscal years 2025 and 2024. Liabilities, after accrual adjustments, related to these restructuring actions of $13 million are included in the November 1, 2025 Consolidated Balance Sheet.
5. Net Loss Per Share and Shareholders’ Equity
Net Loss Per Share
Net loss per basic share is computed based on the weighted-average number of common shares outstanding during the period. Net loss per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted net loss per share for the third quarter and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Common Shares	81	79	80	78
Treasury Shares	—	—	—	—
Basic Shares	81	79	80	78
Effect of Dilutive Awards (a)(b)	—	—	—	—
Diluted Shares	81	79	80	78
Anti-dilutive Awards (a)	6	6	6	6
 _______________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of net loss per diluted share because their inclusion would have been anti-dilutive.
(b)For the third quarter and year-to-date 2025 and 2024, shares underlying outstanding restricted stock units, performance share units and options were excluded from dilutive shares as a result of the Company’s net loss for those periods.
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
The Company has not repurchased any shares of its common stock under the March 2024 Share Repurchase Program. As of November 1, 2025, the Company was authorized to repurchase up to $250 million of the Company’s common stock under the March 2024 Share Repurchase Program.
6. Inventories
The following table provides details of Inventories as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Finished Goods Merchandise	$1,322	$901	$1,242
Raw Materials and Merchandise Components	55	54	48
Total Inventories	$1,377	$955	$1,290
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

7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Property and Equipment, at Cost	$3,501	$3,503	$3,564
Accumulated Depreciation and Amortization	(2,735)	(2,729)	(2,758)
Property and Equipment, Net	$766	$774	$806
Depreciation expense was $51 million and $55 million for the third quarter of 2025 and 2024, respectively, and $161 million and $167 million for year-to-date 2025 and 2024, respectively. Amortization expense for intangible assets was $6 million for both the third quarter of 2025 and 2024 and $19 million for both year-to-date 2025 and 2024.
In the second quarter of 2024, the Company completed the sale of certain non-store corporate-related assets with an aggregate carrying value of $10 million. The net cash proceeds from the sale of these assets were $16 million and resulted in a gain of $6 million in Cost of Goods Sold, Buying and Occupancy in the Year-to-Date 2024 Consolidated Statement of Loss during the second quarter of 2024.
8. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$175	$209	$216
Compensation, Payroll Taxes and Benefits	98	150	115
Accrued Duty	46	14	27
Accrued Freight and Other Logistics	43	36	29
Accrued Marketing	42	25	38
Taxes, Other than Income	35	30	37
Deferred Revenue on Loyalty and Credit Card Programs	29	33	34
Returns Reserve	25	17	21
Deferred Revenue on Direct Shipments not yet Delivered	25	14	26
Accrued Claims on Self-insured Activities	15	14	14
Accrued Interest	15	7	17
Rent	5	4	6
Contingent Consideration Related to Adore Me Acquisition	4	—	64
Fixed Payment Related to Adore Me Acquisition	—	—	79
Other	89	80	78
Total Accrued Expenses and Other	$646	$633	$801
9. Income Taxes
The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2025, the Company’s effective tax rate was 16.0% compared to 21.3% in the third quarter of 2024. The third quarter of 2025 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined estimated federal and state statutory rate and a change in geographical mix of earnings. The third quarter of 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than the Company’s combined estimated federal and state statutory rate.

For year-to-date 2025, the Company’s effective tax rate was (42.9%) compared to (7.8%) for year-to-date 2024. The year-to-date 2025 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense related to share-based compensation awards that vested in fiscal year 2025 and due to non-deductible liabilities related to contingent consideration and contingent compensation payments under the terms of the Merger Agreement. The year-to-date 2024 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense related to share-based compensation awards that vested in fiscal year 2024.
The Company paid income taxes in the amount of $6 million and $8 million for the third quarter of 2025 and 2024, respectively, and $52 million and $45 million for year-to-date 2025 and 2024, respectively.
10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$384 million Term Loan due August 2028 (“Term Loan Facility”)	$380	$382	$383
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	375	—	440
Total Senior Secured Debt with Subsidiary Guarantee	755	382	823
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595	595
Total Senior Debt with Subsidiary Guarantee	596	595	595
Total	1,351	977	1,418
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,347	$973	$1,414
Cash paid for interest was $40 million and $49 million for year-to-date 2025 and 2024, respectively.
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
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the third quarter of 2025 and 2024 and $3 million during both year-to-date 2025 and 2024.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and its subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of November 1, 2025, the interest rate on the loans under the Term Loan Facility was 7.58%.
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

In May 2025, the Company amended its ABL Facility. The amendment, among other things, (1) extends the maturity date of the ABL Facility to the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (2) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term Canadian Overnight Repo Rate Average (“Term CORRA”), to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (3) replaces Canadian Dollar Offered Rate (“CDOR”) with Term CORRA with respect to Canadian borrowings.
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
The Company borrowed $545 million and $460 million from the ABL Facility year-to-date 2025 and 2024, respectively, and made repayments of $170 million and $165 million under the ABL Facility year-to-date 2025 and 2024, respectively. As of November 1, 2025, there were borrowings of $375 million outstanding under the ABL Facility and the interest rate on the borrowings was 5.63%. The Company had $17 million of outstanding letters of credit as of November 1, 2025 that further reduced its availability under the ABL Facility. As of November 1, 2025, the Company’s remaining availability under the ABL Facility was $358 million.
The Company’s long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company’s ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of November 1, 2025, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Principal Value	$984	$987	$988
Fair Value, Estimated (a)	960	940	916
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of November 1, 2025 based on the terms of the borrowings from the ABL Facility.

Recurring Fair Value Measurements
The following table provides a summary of the Company’s contingent consideration recognized at fair value related to the Adore Me acquisition as of November 1, 2025, February 1, 2025, November 2, 2024 and February 3, 2024 (in millions):

Balance Sheet Location	Measurement Level	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Accrued Expenses and Other	Level 3	$4	$—	$64	$74
Other Long-term Liabilities	Level 3	—	—	—	18
Prior to February 1, 2025, the estimated fair value of the contingent consideration was valued using a Scenario-Based method and a Monte Carlo simulation which utilize inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration are recorded within General, Administrative and Store Operating Expenses in the Consolidated Statements of Loss. For additional information regarding the contingent consideration, see Note 2, “Acquisition.”
12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) attributable to Victoria’s Secret & Co. for year-to-date 2025:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2025	$(1)	$(1)
Other Comprehensive Income Before Reclassifications	3	3
Tax Effect	—	—
Current-period Other Comprehensive Income	3	3
Balance as of November 1, 2025	$2	$2
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria’s Secret & Co. for year-to-date 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Income Before Reclassifications	—	—
Tax Effect	—	—
Current-period Other Comprehensive Income	—	—
Balance as of November 2, 2024	$—	$—
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
In April 2023, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York alleging that Victoria’s Secret Stores employs manual workers in New York state and failed to pay hourly wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. As of the end of the third quarter of 2025, the lawsuit has been settled, subject to final court approval, and the Company is accrued for the settlement.

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
The following table provides the Company’s segment information for the third quarter and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Net Sales	$1,472	$1,347	$4,284	$4,124
Costs of Goods Sold	(605)	(550)	(1,773)	(1,673)
Buying and Occupancy Expenses	(331)	(329)	(982)	(980)
General, Administrative and Store Operating Expenses (a)	(403)	(379)	(1,154)	(1,105)
Advertising and Marketing Expenses	(152)	(136)	(333)	(324)
Operating Income (Loss)	$(19)	$(47)	$42	$42
Interest Expense	(18)	(22)	(53)	(66)
(Provision) Benefit for Income Taxes	6	15	(4)	(2)
Other Items (b)	(6)	(2)	(8)	(2)
Net Loss Attributable to Victoria’s Secret & Co.	$(37)	$(56)	$(23)	$(28)
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income attributable to noncontrolling interest, interest income and other miscellaneous expense items.
The Company derives revenue primarily from its sale of women’s intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 3, “Revenue Recognition.”
The following table provides Net Sales by geographic location for the third quarter and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
U.S. (a)	$1,167	$1,102	$3,459	$3,424
Outside of the U.S. (b)	305	245	825	700
Total Net Sales	$1,472	$1,347	$4,284	$4,124
_______________
(a)Includes U.S. territories.
(b)Includes sales from Company-operated stores outside of the U.S., consolidated joint venture sales in China, royalties associated with franchise partners sales, wholesale sales, and net sales shipped internationally for direct channels operated by the Company. Certain of these sales are subject to the impact of fluctuations in foreign currency.
The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
U.S. (a)	$2,231	$2,136	$2,152
Outside of the U.S.	164	143	155
Total Long-lived Assets	$2,395	$2,279	$2,307
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
Our operating results are generally impacted by economic changes. Accordingly, we monitor the retail environment using certain key industry performance indicators including competitor performance and mall traffic data. These metrics can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of internal key performance indicators including comparable sales, gross profit, operating income and other performance metrics such as sales per average selling square foot in assessing our performance. To evaluate our net sales, we utilize traffic, conversion (which we define as the percentage of customers who visit our stores or digital sites and make a purchase), units per transaction, average unit retail (which we define as the average price per unit purchased) and average transaction value (which we define as units per transaction multiplied by average unit retail).
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
Our merchandise is available through our digital channels, in retail stores across the U.S., Canada and China, and through international stores, websites and mobile applications operated by partners under franchise, license, wholesale and joint venture arrangements. With a presence in approximately 70 countries, we benefit from strong global brand recognition, a compelling product assortment and a deep, lasting connection with our customers.
Net sales in the third quarter of 2025 increased 9%, to $1.472 billion, compared to the third quarter of 2024. In North America, net sales increased 5% in the stores channel and increased 4% in the direct channel compared to the third quarter of 2024. In the stores channel, the increase was driven by Victoria’s Secret and PINK increases in average transaction value and conversion, while traffic remained flat compared to the third quarter of 2024. On a comparable basis, traffic in the stores channel increased compared to the third quarter of 2024. In the direct channel, Victoria’s Secret and PINK increases in traffic and average transaction value were partially offset by a decrease in conversion compared to the third quarter of 2024. Net sales in our international channel increased 34% compared to the third quarter of 2024.
Our operating loss in the third quarter of 2025 improved $28 million, to $19 million, compared to the third quarter of 2024 and our operating loss rate (expressed as a percentage of net sales) improved to (1.3%) from (3.5%) in the third quarter of 2024. The improvement in operating loss compared to the third quarter of 2024 was primarily driven by an increase in net sales and gross profit, partially offset by increases in tariff costs, marketing expenses, store selling expenses and incentive compensation expenses.

We continue to focus on the key priorities of our Path to Potential strategic plan: Supercharge our Bra Authority; Recommit to PINK; Fuel Growth in Beauty; and Evolve Our Brand Projection & Go-To-Market Strategy. We are maintaining our disciplined approach, focusing on operational excellence, strategic capital allocation and continued investment in the capabilities that differentiate us in the marketplace. We remain committed to delivering value for our shareholders while building the foundation for sustained, long-term profitable growth.
For additional information related to our third quarter of 2025 and year-to-date 2025 financial performance, see “Results of Operations.”
Tariffs and Macro Environment
We face near-term headwinds and ongoing uncertainty in the macro environment, which we have and will continue to manage aggressively. U.S. tariffs on imports from other countries, as well as additional threatened tariffs and any retaliatory measures by impacted exporting countries remains uncertain. We estimate tariffs, net of mitigation efforts, negatively impacted operating income (loss) by approximately $15 million and $25 million in the third quarter of 2025 and year-to-date 2025, respectively. We continue to identify and execute mitigation strategies as the tariff environment evolves.
Security Incident Involving Information Technology Systems
As previously disclosed, on May 24, 2025, we detected a security incident involving our information technology systems. We immediately enacted our response protocols and the incident has been resolved. All systems were restored and fully operational in the second quarter of 2025.
We conducted an investigation to ascertain the full scope and impact of the incident. This incident did not cause a material disruption to our operations or material adverse impact to our financial results. We estimate the security incident negatively impacted the second quarter and year-to-date 2025 net sales by approximately $20 million and operating income (loss) by approximately $14 million, which does not consider the impact of any potential insurance recoveries in future periods. We maintain cybersecurity insurance and the claim process for potential insurance recoveries related to this incident is ongoing.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP financial measures that present operating income (loss), net income (loss) attributable to Victoria’s Secret & Co. and net income (loss) per diluted share attributable to Victoria’s Secret & Co. on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2025	2024	2025	2024
Reconciliation of Reported to Adjusted Operating Income (Loss)
Reported Operating Income (Loss) - GAAP	$(19)	$(47)	$42	$42
Amortization of Intangible Assets (a)	6	6	19	19
Restructuring and Other One-time Items (b)	7	13	20	13
Adore Me Acquisition-related Items (c)	6	—	6	1
Adjusted Operating Income (Loss)	$—	$(28)	$87	$74

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria’s Secret & Co.
Reported Net Loss Attributable to Victoria’s Secret & Co. - GAAP	$(37)	$(56)	$(23)	$(28)
Amortization of Intangible Assets (a)	6	6	19	19
Restructuring and Other One-time Items (b)	7	13	20	13
Adore Me Acquisition-related Items (c)	6	1	6	4
Tax Effect of Adjusted Items	(4)	(3)	(9)	(7)
Adjusted Net Income (Loss) Attributable to Victoria’s Secret & Co.	$(22)	$(39)	$13	$1

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria’s Secret & Co.
Reported Net Loss Per Diluted Share Attributable to Victoria’s Secret & Co. - GAAP	$(0.46)	$(0.71)	$(0.28)	$(0.36)
Amortization of Intangible Assets (a)	0.06	0.06	0.17	0.17
Restructuring and Other One-time Items (b)	0.07	0.13	0.19	0.13
Adore Me Acquisition-related Items (c)	0.07	0.02	0.07	0.06
Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria’s Secret & Co.	$(0.27)	$(0.50)	$0.15	$0.01
 ________________
(a)In both the third quarter of 2025 and 2024, we recognized amortization expense of $6 million ($5 million after-tax) in general, administrative and store operating expense, related to our definite-lived intangible assets. In both year-to-date 2025 and 2024, we recognized amortization expense of $19 million ($14 million after-tax) in general, administrative and store operating expense, related to our definite-lived intangible assets. For additional information, see Note 2, “Acquisition” and Note 7, “Long-Lived Assets” included in Item 1. Financial Statements.
(b)In the third quarter of 2025, we recognized pre-tax charges of $7 million ($6 million after-tax), $6 million included in general, administrative and store operating expense and $1 million included in buying and occupancy expense, related to activities to continue to restructure our executive leadership team and organizational structure, as well as income related to a one-time item. Year-to-date 2025, we recognized pre-tax charges of $20 million ($16 million after-tax), $17 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to activities to continue to restructure our executive leadership team and organizational structure, as well as net expense related to other one-time items. In the third quarter and year-to-date 2024, we recognized a pre-tax charge of $13 million ($11 million after-tax) in general, administrative and store operating expense related to the appointment of a new CEO and the elimination of two executive officer roles to restructure our executive leadership team.

(c)In the third quarter and year-to-date 2025, we recognized pre-tax expense of $6 million ($5 million after-tax) included in general, administrative and store operating expense related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. In the third quarter of 2024, we recognized pre-tax expense of $1 million ($1 million after-tax), income of less than $1 million included in general, administrative and store operating expense and interest expense of $2 million, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. Year-to-date 2024, we recognized pre-tax expense of $4 million ($5 million after-tax), expense of $1 million included in general, administrative and store operating expense and interest expense of $4 million, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. For additional information, see Note 2, “Acquisition” included in Item 1. Financial Statements.
Store Data
The following table compares U.S. company-operated store data for the third quarter of 2025 to the third quarter of 2024 and year-to-date 2025 to year-to-date 2024:

	Third Quarter			Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$137	$127	8%	$408	$390	5%
Sales per Average Store (in thousands) (a)	$948	$877	8%	$2,814	$2,677	5%
Average Store Size (selling square feet)	6,914	6,878	1%
Total Selling Square Feet (in thousands)	5,337	5,468	(2%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2025:

	Stores at			Stores at
	February 1, 2025	Opened	Closed	November 1, 2025
Company-Operated:
U.S.	782	12	(26)	768
Canada	24	1	(1)	24
Subtotal Company-Operated	806	13	(27)	792

China Joint Venture:
Beauty & Accessories (a)	30	—	(9)	21
Full Assortment	40	3	(1)	42
Subtotal China Joint Venture	70	3	(10)	63

Partner-Operated:
Beauty & Accessories	324	33	(18)	339
Full Assortment	181	29	(4)	206
Subtotal Partner-Operated	505	62	(22)	545

Adore Me	6	—	(2)	4
Total	1,387	78	(61)	1,404
________________
(a)Includes seven partner-operated stores as of November 1, 2025.

The following table represents store data for year-to-date 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	November 2, 2024
Company-Operated:
U.S.	808	16	(35)	789
Canada	23	1	—	24
Subtotal Company-Operated	831	17	(35)	813

China Joint Venture:
Beauty & Accessories (a)	34	2	(5)	31
Full Assortment	36	2	—	38
Subtotal China Joint Venture	70	4	(5)	69

Partner-Operated:
Beauty & Accessories	307	22	(12)	317
Full Assortment	156	24	(5)	175
Subtotal Partner-Operated	463	46	(17)	492

Adore Me	6	—	—	6
Total	1,370	67	(57)	1,380
________________
(a)Includes twelve partner-operated stores as of November 2, 2024.
Results of Operations
Third Quarter of 2025 Compared to Third Quarter of 2024
Operating Loss
For the third quarter of 2025, our operating loss improved $28 million, to $19 million, compared to an operating loss of $47 million in the third quarter of 2024, and the operating loss rate (expressed as a percentage of net sales) improved to (1.3%) from (3.5%). The drivers of our operating loss results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2025 in comparison to the third quarter of 2024:

	2025	2024	% Change
Third Quarter	(in millions)
Stores – North America	$778	$738	5%
Direct	429	411	4%
International (a)	265	198	34%
Total Net Sales	$1,472	$1,347	9%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partners sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Direct sales in the European Union were $12 million in the third quarter of 2025. Prior to the third quarter of 2025, direct sales in the European Union are reported in our Direct channel.

The following table provides a reconciliation of net sales from the third quarter of 2024 to the third quarter of 2025:

(in millions)
2024 Net Sales	$1,347
Sales Associated with Stores Included in the Comparable Stores Calculation	32
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	10
Direct Channels (a)	60
Credit Card Programs	2
International Wholesale, Royalty and Sourcing	21
Foreign Currency Translation	—
2025 Net Sales	$1,472
 _______________
(a)Results include net sales for all direct channels operated by the Company (in North America and International) and the direct channel in China operated by our consolidated joint venture.
The following table compares the third quarter of 2025 comparable sales to the third quarter of 2024:

	2025	2024
Comparable Sales (Stores and Direct) (a)	8%	3%
Comparable Store Sales (a)	5%	2%
_______________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Individual stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more and direct channels are excluded from the comparable sales calculation if they have been closed for 24 consecutive hours or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in the third quarter of 2025 increased $125 million, or 9%, to $1.472 billion compared to $1.347 billion in the third quarter of 2024.
In the stores channel, our North America net sales increased $40 million, or 5%, to $778 million compared to the third quarter of 2024 driven by an increase in average transaction value due to increases in average unit retail and units per transaction. The increase in net sales in our stores channel was also driven by an increase in conversion, while overall traffic remained flat compared to the third quarter of 2024. On a comparable basis, traffic in the stores channel increased compared to the third quarter of 2024.
In the direct channel, net sales increased $18 million, or 4%, to $429 million compared to the third quarter of 2024 as an increase in traffic and an increase in average transaction value due to increases in units per order and average unit retail were partially offset by a decrease in conversion. The increase in net sales in our direct channel was partially offset by a shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.
In the international channel, net sales increased $67 million, or 34%, to $265 million compared to the third quarter of 2024. Increases in net sales in the third quarter of 2025 compared to the third quarter of 2024 were primarily driven by increases in net sales in China and sourcing sales to our partners. The increase in net sales in the third quarter of 2025 compared to the third quarter of 2024 was also due to a shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.
Gross Profit
For the third quarter of 2025, our gross profit increased $68 million compared to the third quarter of 2024 to $536 million, and our gross profit rate (expressed as a percentage of net sales) increased to 36.4% from 34.8%.

The increase in gross profit dollars compared to the third quarter of 2024 was due to the increase in merchandise margin dollars primarily driven by an increase in net sales and a decrease in promotional activity, partially offset by an increase in tariff costs. Buying and occupancy expenses were approximately flat compared to the third quarter of 2024 as a decrease in rent expenses was offset by increases in incentive compensation expenses and expenses related to activities to continue to restructure our executive leadership team and organizational structure.
The gross profit rate increase compared to the third quarter of 2024 was primarily driven by leverage in buying and occupancy expenses as a result of the increase in net sales and a decrease in promotional activity, partially offset by an increase in tariff costs.
General, Administrative and Store Operating Expenses
For the third quarter of 2025, our general, administrative and store operating expenses increased $40 million, or 8%, to $555 million compared to the third quarter of 2024. The increase in general, administrative and store operating expenses compared to the third quarter of 2024 was primarily due to increases in marketing expenses, store selling expenses and incentive compensation expenses. The increase in general, administrative and store operating expenses compared to the third quarter of 2024 was also due to an increase in charges related to Adore Me purchase accounting items and professional service costs, partially offset by a decrease in expenses related to activities to continue to restructure our executive leadership team and organizational structure.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 37.7% from 38.2% compared to the third quarter of 2024 primarily due to leverage as a result of the increase in net sales.
Interest Expense
For the third quarter of 2025, our interest expense decreased $4 million to $18 million compared to the third quarter of 2024 primarily due to our lower average outstanding debt and lower average borrowing rates for our ABL Facility and Term Loan Facility.
Benefit for Income Taxes
For the third quarter of 2025, our effective tax rate was 16.0% compared to 21.3% in the third quarter of 2024. The third quarter of 2025 rate differed from our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than our combined estimated federal and state statutory rate and a change in geographical mix of earnings. The third quarter of 2024 rate differed from our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a lower rate than our combined estimated federal and state statutory rate.

Results of Operations
Year-to-Date 2025 Compared to Year-to-Date 2024
Operating Income
For year-to-date 2025, operating income remained flat at $42 million compared to year-to-date 2024, and the operating income rate (expressed as a percentage of net sales) remained flat at 1.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2025 in comparison to year-to-date 2024:

	2025	2024	% Change
Year-to-Date	(in millions)
Stores – North America	$2,325	$2,267	3%
Direct	1,268	1,290	(2%)
International (a)	691	567	22%
Total Net Sales	$4,284	$4,124	4%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partners sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Direct sales in the European Union were $12 million in the third quarter of 2025. Prior to the third quarter of 2025, direct sales in the European Union are reported in our Direct channel.

The following table provides a reconciliation of net sales from year-to-date 2024 to year-to-date 2025:

(in millions)
2024 Net Sales	$4,124
Sales Associated with Stores Included in the Comparable Stores Calculation	54
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	9
Direct Channels (a)	46
Credit Card Programs	2
International Wholesale, Royalty and Sourcing	51
Foreign Currency Translation	(2)
2025 Net Sales	$4,284
 _______________
(a)Results include net sales for all direct channels operated by the Company (in North America and International) and the direct channel in China operated by our consolidated joint venture.
The following table compares year-to-date 2025 comparable sales to year-to-date 2024:

	2025	2024
Comparable Sales (Stores and Direct) (a)	4%	(2%)
Comparable Store Sales (a)	3%	(4%)
________
(a)Comparable sales results for year-to-date 2025 exclude the impact from lost sales from our direct channels during the period of time the direct channels were closed as a result of the May 2025 security incident involving our information technology systems. The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Individual stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more and direct channels are excluded from the comparable sales calculation if they have been closed for 24 consecutive hours or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales year-to-date 2025 increased $160 million, or 4%, to $4.284 billion compared to $4.124 billion year-to-date 2024.
In the stores channel, our North America net sales increased $58 million, or 3%, to $2.325 billion, compared to year-to-date 2024 as an increase in average transaction value due to increases in average unit retail and units per transaction was partially offset by a decrease in traffic. Conversion was flat compared to year-to-date 2024. On a comparable basis, traffic in the stores channel increased compared to year-to-date 2024.
In the direct channel, net sales decreased $22 million, or 2%, to $1.268 billion compared to year-to-date 2024. We estimate the website closure due to the security incident negatively impacted net sales in the second quarter of 2025 by approximately $20 million. Excluding the impact from the security incident, increases in traffic, units per order and average unit retail were offset by a decrease in conversion compared to year-to-date 2024. The decrease in net sales in our direct channel was also due to a shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.
In the international channel, net sales increased $124 million, or 22%, to $691 million compared to year-to-date 2024. Increases in net sales year-to-date 2025 compared to year-to-date 2024 were driven by increases in net sales in China, sourcing sales to our partners, royalties earned associated with franchise sales in many countries outside of North America and our wholesale arrangements. The increase in net sales year-to-date 2025 compared to year-to-date 2024 was also due to a shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.

Gross Profit
For year-to-date 2025, our gross profit increased $58 million compared to year-to-date 2024 to $1.529 billion, and our gross profit rate (expressed as a percentage of net sales) remained flat at 35.7%.
The increase in gross profit dollars compared to year-to-date 2024 was primarily due to the increase in merchandise margin dollars primarily driven by an increase in net sales and a decrease in promotional activity, partially offset by an increase in tariff costs. Buying and occupancy expenses were approximately flat compared to year-to-date 2024 as a decrease in rent expenses was offset by an increase in incentive compensation expenses, a $6 million gain on sale of certain non-store corporate-related assets in the second quarter of 2024 and an increase in expenses related to activities to restructure our executive leadership team and organizational structure.
The gross profit rate remained flat compared to year-to-date 2024 primarily driven by leverage in buying and occupancy expenses as a result of the increase in net sales and a decrease in promotional activity, offset by an increase in tariff costs.
General, Administrative and Store Operating Expenses
For year-to-date 2025, our general, administrative and store operating expenses increased $58 million, or 4%, to $1.487 billion compared to year-to-date 2024. The increase in general, administrative and store operating expenses compared to year-to-date 2024 was primarily driven by increases in store selling expenses, incentive compensation expenses and marketing expenses. The increase in general, administrative and store operating expenses compared to year-to-date 2024 was also due to increases in charges related to Adore Me purchase accounting items and professional service costs and expenses related to activities to continue to restructure our executive leadership team and organizational structure.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) remained flat at 34.7% compared to year-to-date 2024 primarily due to leverage as a result of the increase in net sales, offset by an increase in expenses noted above.
Interest Expense
For year-to-date 2025, our interest expense decreased $13 million to $53 million compared to year-to-date 2024 primarily due to our lower average outstanding debt and lower average borrowing rates for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For year-to-date 2025, our effective tax rate was (42.9%) compared to (7.8%) year-to-date 2024. The year-to-date 2025 rate differed from our combined estimated federal and state statutory rate primarily due to additional tax expense related to share-based compensation awards that vested in fiscal year 2025 and due to non-deductible liabilities related to contingent consideration and contingent compensation payments under the terms of the Merger Agreement. The year-to-date 2024 rate differed from our combined estimated federal and state statutory rate primarily due to additional tax expense related to share-based compensation awards that vested in fiscal year 2024.
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
The following table provides a summary of our working capital position and capitalization as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(174)	$425	$(249)
Capital Expenditures (a)	163	178	150
Working Capital	454	66	260
Capitalization:
Long-term Debt	1,347	973	1,414
Victoria’s Secret & Co. Shareholders’ Equity	653	640	429
Total Capitalization	$2,000	$1,613	$1,843
Amounts Available Under the ABL Facility (b)	$358	$533	$291
_______________
(a)The November 1, 2025 and November 2, 2024 amounts represent thirty-nine-week periods and the February 1, 2025 amounts represent a fifty-two-week period.
(b)For the reporting period ended November 1, 2025, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $375 million and letters of credit of $17 million. For the reporting period ended February 1, 2025, the availability was limited by our borrowing base of $550 million, less letters of credit of $17 million. For the reporting period ended November 2, 2024, the availability under the ABL Facility was limited to the maximum aggregate commitment amount of $750 million, less outstanding borrowings of $440 million and letters of credit of $19 million.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2025 and 2024:

	Year-to-Date
	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$227	$270
Net Cash Used for Operating Activities	(174)	(249)
Net Cash Used for Investing Activities	(163)	(133)
Net Cash Provided by Financing Activities	360	272
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	1
Net Increase (Decrease) in Cash and Cash Equivalents	22	(109)
Cash and Cash Equivalents, End of Period	$249	$161
Operating Activities
Net cash used for operating activities reflects net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities year-to-date 2025 was $174 million, a decrease in net cash flows used for operating activities of $75 million compared to year-to-date 2024. The decrease in net cash flows used for operating activities in year-to-date 2025 was primarily driven by lower net operating cash outflows associated with working capital changes of $65 million and a decrease in net loss of $14 million compared to year-to-date 2024. The most significant working capital driver resulting in the decrease in net operating cash outflows year-to-date 2025 compared to year-to-date 2024 is related to the timing of payments for the increase in inventory levels and increased duty accruals related to the additional tariffs imposed year-to-date 2025.

Investing Activities
Net cash used for investing activities year-to-date 2025 was $163 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program and investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.
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
Financing Activities
Net cash provided by financing activities year-to-date 2025 was $360 million, consisting primarily of borrowings of $545 million under the ABL Facility, partially offset by $170 million of repayments under the ABL Facility.
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
We have not repurchased any shares of our common stock under the March 2024 Share Repurchase Program. As of November 1, 2025, we were authorized to repurchase up to $250 million of our common stock under the March 2024 Share Repurchase Program.
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

Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$384 million Term Loan due August 2028 (“Term Loan Facility”)	$380	$382	$383
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	375	—	440
Total Senior Secured Debt with Subsidiary Guarantee	755	382	823
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595	595
Total Senior Debt with Subsidiary Guarantee	596	595	595
Total	1,351	977	1,418
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$1,347	$973	$1,414
Cash paid for interest was $40 million and $49 million for year-to-date 2025 and 2024, respectively.
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
Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the third quarter of 2025 and 2024 and $3 million during both year-to-date 2025 and 2024.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of November 1, 2025, the interest rate on the loans under the Term Loan Facility was 7.58%.
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
In May 2025, we amended our ABL Facility. The amendment, among other things, (1) extends the maturity date of the ABL Facility to the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (2) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term CORRA, to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (3) replaces CDOR with Term CORRA with respect to Canadian borrowings.

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
We borrowed $545 million and $460 million from the ABL Facility year-to-date 2025 and 2024, respectively, and made repayments of $170 million and $165 million under the ABL Facility year-to-date 2025 and 2024, respectively. As of November 1, 2025, there were borrowings of $375 million outstanding under the ABL Facility and the interest rate on the borrowings was 5.63%. We had $17 million of outstanding letters of credit as of November 1, 2025 that further reduced our availability under the ABL Facility. As of November 1, 2025, our remaining availability under the ABL Facility was $358 million.
Due to seasonal and holiday-related sales patterns, borrowings under the ABL Facility typically peak in the third quarter as inventory builds in anticipation of the holiday period. Subsequent to the end of the third quarter of 2025 and as of December 4, 2025, borrowings of $210 million remained outstanding under the ABL Facility and are expected to continue to decrease through the fourth quarter.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of November 1, 2025, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of November 1, 2025:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Except with respect to the additional $375 million of outstanding borrowings under the ABL Facility as of November 1, 2025, there have been no material changes in our contractual obligations since February 1, 2025, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2024 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the third quarter of 2025 that had a material impact on our results of operations, financial position or cash flows.

Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs, primarily by removing references to project stages from capitalization criteria and further clarifying the threshold entities apply to begin capitalizing costs. This standard will be effective for interim and annual reporting periods beginning in fiscal year 2028, with early adoption permitted. This standard may be applied prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impacts of adopting this standard on our consolidated financial statements and related disclosures.
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
Foreign Exchange Rate Risk
We have operations and investments in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, Chinese Yuan and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Europe and a portion of our merchandise sold in China is sourced through U.S. dollar transactions. From time to time we may adjust our exposure to foreign exchange rate risk by entering into foreign currency forward contracts, however, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of November 1, 2025, our investment portfolio was primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of November 1, 2025 consists of the 2029 Notes, which have a fixed interest rate, the $384 million in outstanding borrowings under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $375 million in outstanding borrowings under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Principal Value	$984	$987	$988
Fair Value, Estimated (a)	960	940	916
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of November 1, 2025, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of November 1, 2025 based on the terms of the borrowings from the ABL Facility.
Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of November 1, 2025, our investment portfolio was primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
August 3, 2025 - August 30, 2025 (“August 2025”)	77	$19.12	—	$250,000
August 31, 2025 - October 4, 2025 (“September 2025”)	1	$22.79	—	250,000
October 5, 2025 - November 1, 2025 (“October 2025”)	48	$28.55	—	250,000
Total	126		—
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
Date: December 5, 2025
*    Mr. Sekella is the principal financial officer and the principal accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.