Form 10-K
period 2026-01-31
Victoria's Secret & Co.
filed 2026-03-20
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,492,198,063.
Number of shares outstanding of the registrant’s common stock as of March 13, 2026: 80,467,012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, “we”, “us”, “our” or the “Company”) is a specialty retailer of women’s intimates and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. We have approximately 860 stores in the United States (“U.S.”), Canada and China, as well as our own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, we have more than 560 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving us and our international partners. We operate as a single segment designed to seamlessly serve customers worldwide through stores and digital channels.
We are the world’s largest intimate apparel company, and we have a powerful foundation for growth with a leading market share, tens of millions of active and loyal customers and one of the most engaged brand communities on social media. We build on this strength by evolving our business, leading the industry and unlocking new opportunities. Our growth plan, which we call “Path to Potential,” is built around four key priorities: supercharging our bra authority, recommitting to PINK, fueling growth in beauty and evolving our brand projection and go-to-market strategy. We believe this strategy will allow us to strengthen Victoria’s Secret and PINK and evolve how we go to market and connect with our customers. These priorities are designed to accelerate growth, differentiate our brands and reinforce our authority in North America and internationally.
Our Brands
Our business operates two market-leading intimate apparel brands, Victoria’s Secret and PINK, complemented by an industry-leading beauty business. Victoria’s Secret and PINK strive to inspire confidence, spark joy and celebrate sexy. Additionally, Adore Me, our digitally-native intimates brand serves women across budgets and lifestyles. We offer a range of products including signature bras, panties, lingerie, sleepwear, apparel, sport and swim, as well as prestige fragrances and body care.
Victoria’s Secret
The Victoria’s Secret brand is a global leader in women’s intimate apparel, renowned for its innovative, fashion-inspired collections including signature bras, panties, lingerie, sleepwear, swim, lounge and sport, as well as award-winning prestige fragrances and body care. Victoria’s Secret is a sexy, glamorous and luxurious brand for women around the world.
PINK
PINK is a playful, bold and irreverent lifestyle brand for young women. PINK brings vibrant color, fun designs, and feel-good fashion to every mood and moment. From PINK icons to everyday essentials, we offer apparel, sleepwear, intimates, swim, beauty and accessories.
Adore Me
Adore Me is a direct-to-consumer lingerie and apparel brand focused on serving women across all budgets and phases of life. DailyLook, acquired through the Adore Me transaction, operates as a digitally-based, premium subscription styling service for women’s apparel and accessories.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2025” and “2024” refer to the fifty-two-week periods ended January 31, 2026 and February 1, 2025, respectively, and “2023” refers to the fifty-three-week period ended February 3, 2024.
Real Estate
Retail Stores
Our company-operated Victoria’s Secret and PINK, China joint venture and Adore Me retail stores are located in shopping malls, lifestyle centers and off-mall locations in the U.S., Canada and China.

The following table provides the number of our company-operated Victoria’s Secret and PINK, China joint venture and Adore Me retail stores in operation as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Company-Operated:
U.S.	766	782
Canada	24	24
	790	806

China Joint Venture:
Beauty & Accessories (a)	20	30
Full Assortment	45	40
	65	70

Adore Me	3	6
Total	858	882
_______________
(a)    Includes six partner-operated stores as of January 31, 2026 and thirteen partner-operated stores as of February 1, 2025.
The following table provides the changes in the number of our company-operated Victoria’s Secret and PINK, China joint venture and Adore Me retail stores operated for the past three fiscal years:

	Beginning of Year	Opened	Closed	End of Year
2025 (a)	882	22	(46)	858
2024 (a)	907	24	(49)	882
2023 (a)	915	21	(29)	907
_______________
(a)    Includes six, thirteen and thirteen partner-operated China joint venture stores as of January 31, 2026, February 1, 2025 and February 3, 2024, respectively.
Franchise, License and Wholesale Arrangements
In addition to our retail stores, our Victoria’s Secret and PINK products are sold at partner stores and on partner websites in approximately 70 countries. We are focused on ensuring our partners have the commitment and capability to provide a quality customer experience and to grow our brands internationally.
Under the terms of our franchise, license and wholesale arrangements, we provide our partners the rights to sell our products in various geographic regions along with operational policies and standards governing such matters as the supply and sale of our products in stores and online, marketing and store associate training. Our partners are generally responsible for providing the capital necessary to lease retail space, build out stores and/or develop websites, fund the operations of their business, and over the longer term, reinvest in their business. Our partners are responsible for the day-to-day operations of their business and must do so in accordance with our policies and standards, which are focused on ensuring a consistent customer experience around the world. These arrangements can typically be terminated by us, upon delivery of notice, in the event of any breach of representations or warranties.
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

The following table provides the number of our international stores operated by our partners by store type as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Beauty and Accessories (a)	350	324
Full Assortment	212	181
Total	562	505
_______________
(a)    Does not include the six partner-operated China joint venture stores as of January 31, 2026 and thirteen partner-operated China joint venture stores as of February 1, 2025.
Our Competitive Strengths
Market Leading Brands Driving Growth
Our two iconic brands, Victoria’s Secret and PINK, have a strong global presence and high awareness among consumers. Their combined market share in the intimates category remains strong, underscoring our leading position in the industry and providing a significant competitive advantage.
Our brands also offer compelling assortments in adjacent product categories including sleepwear, apparel, sport and swim, as well as prestige fragrances and body care. This diversified portfolio allows us to serve customers across multiple lifestyle touchpoints, further strengthening our position as a leader in the industry.
Global Scale and Reach
We have a powerful presence in the U.S. and worldwide, engaging customers through three key distribution channels.
•North American Stores - With 793 stores across the U.S. and Canada, totaling 5.5 million square feet of selling space as of the end of 2025, our expansive store fleet delivers immersive brand experiences at premier shopping destinations throughout North America. Our dedicated sales associates and store managers bring our products to life with exceptional service and expertise.
•Digital - Our digital ecosystem creates a seamless, personalized shopping experience across brands and platforms. We are constantly enhancing our websites, applications and social media with advanced digital marketing and personalization, omnichannel capabilities and real-time inventory connectivity to meet customers wherever they are. We also leverage leading digital marketplaces to expand our global reach and capitalize on their expansive customer base.
•International - Our diversified international model includes franchise stores and digital channels, wholesale travel retail operations, strategic joint ventures in China and the United Kingdom and a Company-owned digital site that fulfills orders outside the United States. At the end of 2025, we had 627 international stores across approximately 70 countries in Asia, Europe, the Americas, the Middle East and Africa. We remain focused on expanding our store footprint in both existing markets and new markets, while continuing to grow digital sales across all international channels, including Company-owned, partner and joint-venture sites.
Agile, Responsive and Efficient Supply Chain
Our sourcing and production functions are designed for speed, quality and cost efficiency.
•Global Expertise - We have cultivated a strong sourcing presence in the U.S. and Southeast Asia, helping to drive innovation and speed-to-market across our product categories. Our intimates and apparel are produced through an internationally outsourced platform, while our beauty manufacturing, which is largely centered in Ohio, provides agility and cutting-edge product development.
•Flexibility & Adaptability - We leverage close supplier partnerships and a highly responsive supply chain to manage inventory dynamically and adapt to customer demand and shifting global conditions. Our agility allows us to respond in real time to shifts in customer preferences and quickly replenish products, maximizing sales and merchandise margin rate opportunities.
•Cost-Effective & High-Quality Production - Our strong relationships with suppliers enable us to manufacture quality products efficiently. Our global supply base and flexible sourcing strategy provide a key competitive advantage, allowing us to deliver a broad product range, ongoing innovation and a compelling assortment to our customers. This flexibility ensures we can navigate market dynamics while maintaining our commitment to delivering high-quality, trend-forward products.

Experienced Leadership Driving Success
Our highly skilled management team brings deep industry expertise and a collaborative approach across our brands and channels. With a strong understanding of the retail landscape and our business, they are focused on driving growth, innovation and operational excellence.
Distribution Channels
Our distribution channels in North America include stores, digital websites, mobile applications and third-party digital marketplaces. Internationally, our channels include stores, digital sites and travel retail locations. We utilize these channels to reach our consumers in the physical and digital locations they frequent.
North American Stores
The North American stores channel represents our physical retail locations in North America and accounted for $3.544 billion, or 54%, of our net sales in 2025. We operated 793 physical locations as of the end of 2025.
We are investing in our fleet by refreshing existing stores in a store of the future concept that utilizes smaller, more flexible space and a unique dual-brand layout to meet the needs of our customers and accommodate shifting consumer preferences for omnichannel shopping. We continue to optimize our physical retail footprint and enable seamless omnichannel selling. Additionally, we are investing in our people through field talent and leadership development to optimize the customer experience in our stores.
Digital
The digital channel accounted for $2.042 billion, or 31%, of our net sales in 2025. This channel includes sales that are derived from our websites and mobile applications and from digital marketplaces.
Our digital presence, including our social media, websites and mobile applications, allows us to understand our customers better and communicate with them anytime and anywhere. We also leverage leading digital marketplaces to expand our global reach and capitalize on their expansive customer base.
We are continuously improving and modernizing our digital platform, including through the use of artificial intelligence-driven chatbots and geo-targeted digital marketing. Our digital platform is designed to further support our physical presence and brand awareness, as well as drive growth of omnichannel sales.
International
The international channel represents our stores and digital sites in China as well as royalty and wholesale sales related to the stores and digital sites operated by our franchise, license, wholesale and joint venture partners. Also, beginning in the third quarter of 2025, we began reporting sales in the European Union, which are fulfilled by our Company-owned digital site, in the international channel. Prior to the third quarter of 2025, these sales were reported in the digital channel. International net sales accounted for $967 million, or 15%, of our net sales in 2025. As of the end of 2025, we had 65 stores in China that are operated by our joint venture partner as well as 562 stores that are operated by our partners around the world, including locations throughout Asia, Europe, the Americas, the Middle East and Africa.
Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon the sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under our wholesale and sourcing arrangements at the time title of the product passes to the partner. We plan to increase the number of locations under these types of arrangements as part of our international expansion strategy.
Additional Information
Merchandise Vendors
During 2025, we purchased merchandise from approximately 335 vendors located throughout the world, the largest of which accounted for approximately 13% of our purchases by spend. We believe there are numerous alternative suppliers for our merchandise and that the loss of any one vendor would not have a material adverse effect on our business.
Product Design, Development and Sourcing
Our product design and innovation are critical to our strategy and how we create value for customers. We prioritize frequent and fashion-forward product launches across product categories with a focus on superior fit, finish and quality. Our merchant, design and sourcing teams have a long history of designing innovative products to meet our customers’ needs and preferences. We believe our focus on product development differentiates our offering through masterful fit, broad ranges of sizes and comfortable and appealing silhouettes. Additionally, our sourcing and production functions, which have a long and deep presence in key sourcing markets including those in the U.S. and Southeast Asia, allow us to partner with premier manufacturers to produce high-quality products quickly.

Our product development function focuses on four key design periods for the year: Spring, Summer, Fall and Holiday, that represent our selling seasons. Certain product lines offer more frequent introductions of new merchandise, and the primary selling seasons, Fall and Holiday, will often showcase greater quantities of new merchandise. We strive to tailor our buying strategies to align with customer demand and trends across our product categories by emphasizing agility and fast lead times.
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
Marketing, Advertising and Customer Support
Our marketing and advertising strategies are designed to showcase the fashion, innovation and quality of our products while reinforcing our brands’ positioning in an ever-evolving market. We aim to drive brand awareness, deepen customer loyalty and tailor our messaging to build more meaningful connections with customers.
To align with evolving consumer preferences and behavior, we are expanding our brand presence through traditional media, entertainment platforms and community-driven forums. Our omnichannel marketing strategy is designed to reach customers through a mix of social media, digital media, print, paid search and influencer collaborations. We use data analytics to continuously evaluate our advertising and promotional efforts to maximize impact and return on investment.
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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, typically accounts for approximately one-third of our net sales and is normally our most profitable quarter. Accordingly, our need for working capital routinely peaks during the summer and fall months as inventory builds in anticipation of the holiday season.
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
Other Information
For additional information about our business, including our net sales, operating income and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The women’s intimates, apparel and beauty industry is highly competitive. We differentiate ourselves from our competitors by leveraging our powerful brand equity, unmatched scale and commitment to high-quality, innovative products.
Our competition includes specialty retailers, department stores, mass merchandisers, online retailers, discount retailers and private-label and emerging brands. To succeed in this dynamic landscape, we focus on what matters most to our customers: compelling brand storytelling, customer experience, marketing, design, price, service, fulfillment, assortment, fit and quality. With our deep expertise and customer-first approach, we continue to lead the industry in our core categories, delivering products that inspire confidence, spark joy and celebrate sexy.
Human Capital Management
A Culture Built for Performance, Innovation, Inclusion and Belonging
Our strength lies in our people and we are dedicated to building and maintaining a high-performance, customer-centric culture. We believe that a high-performance culture is one where every associate is empowered, engaged and driven to deliver their best work. By fostering a customer-centric mindset, we ensure that innovation, agility and excellence guide everything we do.
At the heart of this culture is belonging—creating an environment where every associate feels valued, respected and supported. When people feel seen and included, they perform at their best, collaborate more effectively and drive greater impact. By championing shared success, investing in talent and fostering an inclusive workplace, we can unlock the full potential of our teams and deliver exceptional experiences for our customers.
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
As of January 31, 2026, we employed approximately 33,000 associates, approximately 21,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season. Approximately 77% of our associates work in our stores, 9% in distribution centers, with the remaining balance working in our home offices.
Offering Competitive Compensation and Benefits
We recognize and reward our associates’ contributions with competitive pay and benefits designed to support their well-being at work and at home. From paid parental leave and tuition assistance to wellness programs and generous merchandise discounts, we provide benefits that help our associates thrive.

Ensuring Equal Pay for Equal Work
We are committed to pay equity across gender, race and background and conduct periodic third-party reviews to ensure fairness in our pay programs. Our compensation programs are designed to reward performance and align with our business goals, fostering a culture of accountability and shared success.
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
Model Engagement and Photo Shoot Compliance
Our values define who we are and what we stand for, including treating everyone with dignity and respect. To support these values, we have established compliance processes and protocols that apply to all of our associates and third parties participating in photo shoots, public relations events, fit sessions and other internal meetings where models are present.
Our Global Ethics and Compliance team is responsible for the day-to-day administration and management of the model engagement and photo shoot compliance protocols. Responsibilities include executing certain compliance processes related to our Photo Shoot Procedures and Fit Session Protocol, training associates to reinforce expectations and escalating allegations of misconduct for investigation by the appropriate teams. For photo shoots, all external crew members are required to certify to the VS&Co Anti-Harassment and Civility Policy and authorized compliance monitors are assigned to every photo shoot to provide oversight and ensure compliance with the Photo Shoot Procedures and Fit Session Protocol.
Executive Officers of Registrant
Our executive officers at the end of 2025 were as follows:
•Hillary Super, 53, has been our Chief Executive Officer (“CEO”) since September 2024. Prior to joining Victoria’s Secret & Co., Ms. Super served as CEO of Savage X Fenty from June 2023 to August 2024 and Global CEO of Anthropologie Group, an Urban Outfitters Company, from January 2017 to April 2021;
•Scott Sekella, 49, has been our Chief Financial and Operating Officer since August 2025. Mr. Sekella joined Victoria’s Secret & Co. in January 2025 and previously served as Chief Financial Officer from January 2025 to August 2025. Prior to joining Victoria’s Secret & Co., Mr. Sekella served as Chief Financial Officer of JOANN Inc. from September 2022 to July 2024. In March 2024, JOANN Inc. and certain of its subsidiaries commenced voluntary cases for Chapter 11 bankruptcy protection. In April 2024, the company’s bankruptcy plan became effective and JOANN Inc. emerged from bankruptcy. Prior to joining JOANN Inc., Mr. Sekella served as Vice President of Corporate Financial Planning and Analysis of Under Armour, Inc. from December 2019 to September 2022;
•Melinda McAfee, 55, has been our Chief Human Resources Officer and Chief Legal Officer since October 2022. Ms. McAfee joined Victoria’s Secret & Co. in May 2021 and previously served as Chief Legal Officer from May 2021 to October 2022. Prior to May 2021, Ms. McAfee served as Senior Vice President, General Counsel and Corporate Secretary of Express, Inc., from December 2018 to April 2021; and
•Elizabeth Preis, 56, has been our Chief Marketing and Customer Officer since August 2025. Ms. Preis joined Victoria’s Secret & Co. in May 2025 and previously served as Chief Marketing Officer from May 2025 to August 2025. Prior to joining Victoria’s Secret & Co., Ms. Preis served as Global Chief Marketing Officer at Anthropologie Group from October 2023 to May 2025 and Chief Marketing Officer at Anthropologie Group from December 2019 to October 2023.

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
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Victoria's Secret & Co.
Investor Relations Department
Four Limited Parkway East
Reynoldsburg, Ohio 43068

ITEM 1A. RISK FACTORS.
RISK FACTORS
Investing in our common stock or other securities involves risk. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K when evaluating our business. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, as well as additional risks and uncertainties that are not described in this Annual Report because they are not presently known to us or we currently deem them immaterial.
Risks Relating to Our Business
Our business is impacted by general economic conditions, and adverse economic conditions could have a material adverse effect on our business, results of operations and financial condition.
Adverse economic conditions in the United States and globally have had and may continue to have an adverse effect on our business, results of operations, and financial condition. Adverse economic conditions may include weakened consumer demand, persistent inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility and risk of recession. Geopolitical instability, actual and potential shifts in U.S. and foreign trade, economic and other policies, as well as other global events, have increased macroeconomic uncertainty. Depending on their duration and magnitude, these and other adverse economic conditions could continue to adversely affect our business, financial condition, results of operations and cash flows. Future economic deterioration, market disruptions, or changes to fiscal and monetary policy or trade policy, including the imposition or threatened imposition of tariffs and potential retaliatory actions, could negatively impact our business. An economic downturn or a recession, or the perception that any of these events may occur, or continued or increased economic uncertainty may also lead to increased credit risk, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments and adverse impacts on our suppliers and the financial institutions with whom we transact.
Our sales are impacted by discretionary spending by consumers, which tend to be adversely impacted by unfavorable local, regional, national or global economic conditions. Purchases of our products may decline during periods when economic or market conditions are volatile or weak. Declines in consumer spending may result in reduced demand for our products, increased inventories, lower revenues, higher promotional activity and lower gross margins. Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins and profitability. In addition, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it necessary or desirable to do so.
Our financial performance has and may continue to be adversely impacted by inflationary pressures, which are subject to market conditions and impacted by fiscal and monetary policy as well as domestic and international trade policy, including the imposition or threatened imposition of tariffs or other trade restrictions. Inflationary pressures on the products we sell could impact our revenues and profitability, especially if we are unable to increase our retail prices to reflect increases in our costs. When levels of inflation are higher than typical, consumer confidence and spending patterns are negatively impacted, which impacts our sales and profitability.
We have recently experienced significant impacts on our business and cost structure due to tariffs. We are implementing various mitigation strategies, but we may not be successful in fully offsetting the impacts of tariffs, particularly in the near term. Many of our mitigation strategies require significant lead time to implement and their effectiveness depends on factors outside our control. Our ability to mitigate cost increases through pricing is limited by competitive dynamics and consumer price sensitivity. We are unable to predict future economic conditions, the extent to which consumer behavior may be impacted by negative economic conditions, or how those trends will impact our business, results of operations and financial condition.
Our revenue, results of operations and cash flows are sensitive to consumer confidence and spending patterns, and may be adversely affected by negative political or economic conditions, geopolitical conflicts, significant health hazards or pandemics, severe weather or other market disruptions.
Our revenue, results of operations, cash flows and future growth may be adversely affected by negative local, regional, national or international political or economic trends or developments, the effects of national and international security concerns such as war, terrorism or the threat thereof, to the extent such developments reduce consumers’ ability or willingness to make discretionary purchases. Ongoing geopolitical conflicts in Europe and the Middle East, uncertainty in the global trade environment, as well as economic sanctions and other measures imposed in response thereto have created, and may continue to create, market disruption and volatility, supply chain disruptions, inflationary pressures, and geopolitical instability. These events and similar events in the future could have a material adverse effect on our customers, our international partners and our third-party suppliers, and may negatively impact our international sales in stores and digital channels.

In addition, market disruptions due to natural disasters, significant health hazards, epidemics or pandemics, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Similar to the disruption we experienced from the COVID-19 global pandemic, future pandemics, epidemics, disease outbreaks or other similar widespread public health concerns may disrupt our business, human capital, supply chain and production processes, which could have a material adverse effect on our results of operations and financial condition. Extreme weather conditions in the areas in which our stores, corporate offices, or production and distribution facilities are located, particularly areas where we have significant production or distribution operations, could adversely affect our business. Market disruptions and adverse market conditions caused by these and other factors could have a material adverse effect on our profitability, financial condition and cash flows.
Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could continue to have a material adverse effect on our business and results of operations.
Our operations rely on the global sourcing, manufacturing, and sale of products, and our supply chain is subject to the risks inherent in international trade, including potential changes in trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on fund transfers, and currency fluctuations. Additionally, geopolitical instability and other geopolitical factors may further impact our ability to source and distribute products efficiently. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, or taxes on imports from countries where we source materials and manufacture products could have a material adverse effect on our business and financial results. For example, in recent years, both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of apparel into the U.S. from China.
Throughout 2025, the U.S. presidential administration imposed varying levels of tariffs on several countries where we source materials and manufacture products. We estimate tariffs, net of mitigation efforts, negatively impacted our operating income during fiscal 2025 by approximately $85 million and resulted in increased expenses, supply chain disruption, and uncertainty. We are closely monitoring this evolving situation and evaluating our responses, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the financial and competitive impacts of such tariffs or trade restrictions. At this time, the overall impact on our business related to these tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. It is unclear at this time what impact these decisions will have on our results of operations, including whether we will be able to obtain refunds for amounts previously paid for the IEEPA tariffs, any changes in tariff levels, or the imposition of new tariffs through other means.
If the U.S. government continues or increases existing tariffs or imposes additional tariffs on products imported from countries where we source materials or manufacture our products, or if new or additional retaliatory trade measures are taken by other countries in response to U.S. tariffs, there can be no assurance that we will be able to offset all related increased costs. This potential increase in costs and our efforts to mitigate such increase in costs could be materially adverse to our business and results of operations or harm our competitive position. We cannot predict if, and to what extent, there may be changes to international trade policies or the resulting impact of any such changes on our business and results of operations.
Our future success depends in part on our ability to successfully implement our long-term strategic growth plan.
We are in the process of executing a long-term strategic plan to grow our business, increase our revenue and operating income, and build long-term sustainable value for our stockholders. To support achievement of our plan, which we refer to as the Path to Potential, we are implementing a number of strategic initiatives, including initiatives focused on building a customer-centric performance culture, improving our product development processes, operating with efficiency, evolving our brand projection, how we go to market, and our customer experience, and upgrading our technologies to support speed and innovation throughout our business, especially our supply chain and merchandising functions. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. In addition, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. We cannot give assurance that our management will be able to manage these initiatives effectively or implement them successfully. If we fail to implement our strategic plan effectively, if we invest resources in initiatives that ultimately prove to be unsuccessful, or if our competitors are more successful in implementing their strategic plans and initiatives than we are, our business and results of operation could be adversely affected.

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
Seasonal fluctuations also affect our cash and inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer behavior. We typically accumulate a significant amount of inventory in the months preceding the holiday season selling period. If we are not successful in selling that inventory at desired prices, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We believe one of our key competitive advantages is providing a positive and engaging experience for our customers, which requires us to have highly trained and engaged associates. Our success depends in part on our ability to attract, develop and retain a sufficient number of qualified associates, including talented store personnel, designers and merchants. The turnover rate in the retail industry is generally high, and we may have difficulty hiring and retaining enough qualified individuals, especially during certain times of the year. Competition for such qualified individuals or changes in labor and employment laws could cause us to incur higher labor costs. Our inability to recruit enough qualified individuals may delay planned openings of new stores or affect the speed with which we grow. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales depend on a volume of traffic to our stores and the availability of suitable store locations on satisfactory terms.
Most of our stores are located in retail shopping areas, including malls and other types of retail centers. Sales at these stores are derived in part from the volume of traffic in those retail areas. Our stores often rely on the ability of the retail center and other attractions in an area to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from digital and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located, and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.

Our future growth and success depend on our ability to operate stores in desirable locations with suitable lease spaces and capital investment and lease costs providing an opportunity for us to earn a reasonable return. The market for prime retail real estate is competitive. We cannot be sure as to when or whether desirable store locations will become available to us at reasonable costs and on satisfactory lease and other terms. Some of our store locations require significant upfront capital investment and have material lease commitments. If we decide to close a store, we may remain obligated under the applicable lease for payment of the base rent for the balance of the lease term and other expenses. A dispute regarding our leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome. These risks could have a material adverse effect on our ability to grow our business, as well as our results of operations, financial condition and cash flows.
Our success depends in part on our ability to successfully manage our store fleet.
Our continued growth and success depend in part on our ability to open and operate new stores and remodel existing stores in a timely and profitable manner. Our ability to open new stores depends on a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new stores at acceptable costs, the availability and cost of materials and contractors, the hiring and training of qualified personnel and the integration of new stores into existing operations. Our ability to remodel existing stores depends on a number of factors, including the ability to partner with developers and landlords to secure satisfactory lease terms and the availability and cost of materials and contractors. There can be no assurance we will be able to successfully implement our plans regarding opening new stores and remodeling existing stores or operate our new, remodeled and existing stores profitably. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could negatively impact our reputation and results of operations.
We intend to continue to grow our international operations and expand into new international markets through partner and/or joint venture arrangements. The risks associated with operating in international markets are numerous and may lead to disruption in the overall timing or profitability of our international expansion efforts. We may experience difficulty identifying new or underpenetrated markets where our products and brands will be accepted by customers, lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and new markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our business is exposed to the risk of foreign currency exchange rate fluctuations that could impact our results of operations.
Our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. In fiscal 2025, approximately 15% of our total net sales were derived from markets outside the U.S. We also utilize a distribution facility located in the Netherlands. Currencies other than the U.S. dollar are utilized for some of our international operations. We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency, which exposes us to foreign currency exchange rate fluctuations. From time to time, we use foreign currency forward contracts to hedge certain foreign currency risks; however, these measures may not succeed in offsetting all of the short-term impacts of foreign currency rate movements on our business and results of operations. For example, hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees, wholesalers, and joint venture partners could take actions or omissions that could harm our reputation and results of operations.
We have global representation through independently owned stores operated by our third-party partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations is subject to risks and other factors beyond our control. For example, our partners may not have the business acumen, experience or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have limited control as to whether our partners comply with federal and local law. The image and value of our brands and our reputation may suffer materially if our partners do not operate successfully, ethically, and in compliance with applicable law. These risks could have an adverse effect on our results of operations, financial condition and cash flows.

Our direct channel business is subject to risks that could have an adverse effect on our results of operations.
In fiscal 2025, approximately 31% of our total net revenue was derived from our digital channels, including our websites and mobile applications. Our ability to successfully operate and grow our digital operations is subject to numerous risks that could have a material adverse effect on our business and results of operations. Risks inherent in our digital operations include the difficulty in recreating our unique in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and prospective customers who increasingly rely on multiple channels to meet their shopping needs; our ability to anticipate and respond to shifts in customer preference and demand; and the failure of and risks related to the systems that operate our digital infrastructure, websites and the related support systems, including cybersecurity incidents, computer viruses, theft of customer information, privacy concerns, telecommunication failures and similar disruptions.
Disruptions and other factors that impact our ability to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our business and results of operations. The satisfaction of our online customers depends on their timely receipt of merchandise. Difficulties with our distribution facilities, including if the facilities were to shut down for any reason, such as natural disaster, severe weather or labor stoppage, may materially disrupt our operations. Supply chain or product transportation challenges have caused and could continue to cause us to incur higher costs and longer lead times associated with distributing products to our customers. Any of these issues could cause customer dissatisfaction, reduced sales and profitability and have a material adverse effect on our operations, financial condition and cash flows.
We may not be able to successfully integrate acquired businesses and realize the benefits and synergies sought with such acquisitions.
We may, from time to time, evaluate and pursue acquisitions and other strategic investments. These activities involve various risks that could result in unanticipated or increased liabilities and contingencies and hinder our ability to achieve expected benefits. With respect to any acquired company, we may fail to realize the expected benefits and synergies for a variety of reasons, including:
•failure to successfully manage relationships with customers, distributors and suppliers;
•failure of the acquired company’s customers to continue as customers of the combined company;
•integration may be more costly, time-consuming or less effective than anticipated;
•the loss of key employees; and
•failure to combine product offerings and purchase experiences efficiently and effectively.
Further, integration efforts could disrupt both companies’ existing operations and divert management’s attention and resources. If we experience difficulties with the integration process, the anticipated benefits of the acquisition, including anticipated sales and growth opportunities, may not be realized fully, or at all, and may take longer to realize than expected. Acquisitions or other strategic investments may not create value and may harm our brands and adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition, and negatively impact the price of our common stock.

If we are unable to incorporate artificial intelligence and other emerging technological applications into our business operations successfully and ethically, our business, reputation and results of operations may be adversely affected.
Our long-term strategic growth plan and strategic initiatives include investments in information technology, data science and artificial intelligence (“AI”). The use of AI and similar technologies presents risks, challenges and ethical issues that could adversely affect our business. Generative, agentic, and other AI technologies may have flaws and be prone to cybersecurity incidents or service interruptions. Data sets used by AI or similar technologies may be overbroad, insufficient or contain biased information. AI or similar technologies may generate biased, offensive, illegal, inaccurate or otherwise harmful content. If the work product that AI or similar technological applications assist in producing is deficient, inaccurate or misleading, we could be subject to competitive harm, legal liability, regulatory action, and brand or reputational harm. Use of AI and similar technologies by our associates could increase the risk of exposure of confidential or competitively sensitive information. Privacy concerns and risks related to intellectual property rights of inputs into the program and AI work product are also present. There is uncertainty regarding evolving laws and regulations at the federal, state and international levels regarding AI and other emerging technological applications. If we enable or offer AI solutions or other technologies that have unintended consequences, unintended usage or customization by our associates, customers or partners, or are controversial because of their impact on human rights, privacy, security, employment, or other social, economic or political issues, we may experience reputational harm, regulatory action and legal liability. Further, we may be unable to quickly and successfully execute our AI and other technological initiatives, adapt to rapid change resulting from advancements in AI and similar technology, or our competitors may have more success implementing and utilizing such technology than we do. Any of these risks could have an adverse effect on our business, reputation and results of operations.
Our ability to protect our reputation could have a material effect on the image and value of our brands.
Our ability to protect and elevate our reputation is critical to the image and value of our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and corporate integrity. Negative publicity, including information publicized through traditional media or social media platforms, blogs, websites and other forums, may negatively impact our reputation and brand image and, consequently, reduce demand for our merchandise, even if such information is unverified or inaccurate.
Failure to comply, or the perception that we have failed to comply, with ethical, social, product, labor, privacy and environmental standards, or related political sentiment, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Unfavorable ratings or assessments by organizations that evaluate companies on their approach to environmental, social and governance matters may also negatively affect our reputation and the perception of our brands. Failure to comply with applicable laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial statement disclosure and maintain the security of customer, associate, third-party and Company information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for these or other reasons could have a material adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation.
If our marketing, advertising and promotional programs and events are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, including flagship events like the Victoria’s Secret Fashion Show, and the name recognition and reputation of our brands. We use marketing, advertising and promotional programs to attract customers through various media, including social media, influencers, websites, mobile applications, email and television. If our competitors are more effective with their programs than we are, expend more resources for their programs than we do, or use different approaches than we do, that may provide them with a competitive advantage. Our programs and events may not be successful, effective or could require increased expenditures, which could have a material adverse effect on our financial condition and results of operations.
Our ability to adequately maintain, enforce and protect our intellectual property rights could have an impact on the image and value of our brands, our competitive position, business operations, and our ability to successfully enter new markets.
We believe that our intellectual property rights, including trade names, trademarks, copyrights, patents and proprietary information, are important assets and an essential element of our strategy. Our ability to maintain, enforce, and protect our intellectual property rights is critical to the image and value of our brands, our competitive position, and our business operations, especially with respect to expanding into new markets and innovative new products. We routinely seek and obtain intellectual property protection in the U.S. and in many foreign jurisdictions. However, there can be no assurance that applications or registrations will be granted, that registrations will provide adequate protection, or that they will prevent imitation, infringement or other unauthorized use. In certain countries, intellectual property laws may offer weaker protection than in the U.S. Counterfeiting, piracy, or unauthorized use of our intellectual property by third parties could adversely affect our revenue, dilute the value of our brands, and harm our competitive position and results of operations.

Third parties may challenge our rights, assert ownership of similar trademarks or other intellectual property, or claim that we infringe or misappropriate their intellectual property rights. These disputes may lead to unfavorable outcomes, including costly litigation, licensing obligations, royalty payments, settlements, damages, injunctions, or the need to rebrand or discontinue our products. Further, the rapid pace of technological innovation may diminish the value or relevance of certain intellectual property. Any of these risks could materially and adversely affect our business, financial condition and results of operation.
Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results.
The retail industry is highly competitive, especially with respect to the intimates, apparel and beauty markets. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers and retailers that sell similar merchandise and target customers through digital channels. Brand image, marketing, design, price, service, assortment, quality, image presentation and fulfillment are all competitive factors in both the store-based and digital channels.
Some of our competitors may have greater financial, marketing and other resources available to them or use their resources more effectively. Trends across our product categories may favor our competitors, including the shift in customer preference to digital and omnichannel shopping. We rely to a greater degree than some of our competitors on physical locations in shopping malls and retail centers, so declines in traffic to such locations may affect us more significantly than our competitors. Some of our competitors sell their products in stores that are located in the same shopping malls and retail centers as our stores. In addition to competing for sales, we compete for favorable store locations and lease terms.
Increased competition or declines in mall or online website traffic could result in reduced sales, increased promotional activity, increased marketing expenditures, and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new merchandise and product lines successfully could impact the image and value of our brands.
Our success depends in part on our ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into attractive, salable product offerings in a timely and effective manner. We are dependent on certain product categories, including bras, panties and other intimates products, and a decline in consumer demand in these product categories could negatively affect our results of operations, financial condition and cash flows. We may choose to launch new product categories or brands, and our ability to successfully introduce new merchandise, product lines, and brands will impact our results of operations and the image and value of our brands. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify and react to changing styles or trends or we misjudge the market for our products or any new product lines or brands, our sales may decrease, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing and promotional activity. These risks could have a material adverse effect on the value of our brands and our reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source materials and produce, distribute and sell merchandise on a global basis.
We source materials and produce merchandise within the U.S. and internationally. We distribute merchandise globally to our partners, stores and customers in approximately 70 countries. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential increases in or new duties, tariffs or safeguard quotas. We also compete with other companies for production facilities.
We face a variety of risks associated with doing business on a global basis. For example:
•political instability, wars and geopolitical conflicts, environmental hazards or natural disasters, which could negatively affect international economies, U.S. and global trade policy, financial markets, supply chain operations and business activity;
•significant health hazards, epidemics or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in affected areas;
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
We also rely on third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services is subject to risks, including increases in labor costs and fuel prices, which may increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs. Further, the growth in demand for online shopping has led to increased pressure on the capacity of our fulfillment network. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
We rely on a number of production and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
A significant portion of our intimates and apparel products are produced in Southeast Asia. In addition, most of the production and distribution of our beauty products occurs in close proximity to our headquarters in central Ohio. Due to the geographic concentration of our production and distribution facilities, our operations are susceptible to local and regional factors, such as accidents, system failures, economic conditions, extreme weather and natural disasters, demographic and population changes, and other unforeseen or uncontrollable events and circumstances. Any significant interruption or adverse impact to the operations of these facilities could lead to inventory shortages, supply chain or fulfillment disruptions or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
Third-party vendors produce the vast majority of our products. Factors outside our control, such as production or shipping delays or product quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns. In addition, quality problems could result in product liability litigation or a widespread product recall that may negatively impact our reputation, sales and profitability. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and the image and value of our brands.
Our business could also suffer if our third-party vendors fail to comply with our guidelines and policies or applicable laws, regulations or ethical standards. The violation of our guidelines and policies or labor, environmental or other laws by our third-party vendors, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could damage our reputation, result in increased costs or liabilities, or disrupt the shipment of finished products to us. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Energy costs may fluctuate as a result of inflation and other factors, including geopolitical conflicts and related economic conditions and sanctions. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase products from our manufacturers. A rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Climate change and legal, regulatory and market responses to climate change and other sustainability-related matters may adversely impact our business.
There is concern that a permanent rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere has caused and will continue to cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain, increase our production costs, and impact consumer behavior. These events could also compound adverse economic conditions and reduce consumer confidence and discretionary spending. As a result, the effects of climate change could have a material adverse effect on our results of operations, financial condition and cash flows.
In many jurisdictions, governments are considering or enacting legislation and regulations to reduce or mitigate the impacts of climate change. If we or our suppliers are required to comply with these laws and regulations, we may experience increases in energy, production, transportation and raw materials costs, capital expenditures, insurance premiums and deductibles, and compliance-related costs, which could adversely impact our results of operation. Inconsistency of legislation and regulations among jurisdictions and increasing enforcement measures may also affect the costs of compliance. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate. Any failure on our part to comply with regulations related to climate change and sustainability could lead to adverse consumer actions and investment decisions by investors, as well as expose us to government enforcement and private litigation.
Execution of our sustainability-related initiatives and achievement of our sustainability-related goals is subject to risks and uncertainties, many of which are outside our control. Further, there is risk associated with conflicting expectations from different stakeholder groups regarding climate change and other sustainability-related matters. We may not be able to meet the diverse expectations of all our stakeholders, which could harm our reputation and reduce customer demand for our products. Further, we may not be successful in executing our sustainability-related initiatives or achieving our sustainability-related goals and certain of our stakeholders may not agree with our goals or strategies. Any perception, whether or not valid, that we have failed to achieve our goals, or to act responsibly with respect to such matters or to comply with legal or regulatory requirements regarding climate change and other sustainability-related matters could result in adverse publicity and adversely affect our business, reputation and results of operations.
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
Our success depends in part on the secure and uninterrupted performance of our and our third-party services providers’ and vendors’ information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite protective measures, some of our systems, e-commerce environments, and servers, and those of our service providers and vendors, are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Such incidents could disrupt our operations, including our ability to sell and deliver products, and lead to interruptions or delays in our supply chain. In May 2025, we experienced a security incident involving our information technology systems that disrupted the operation of our website for several days and negatively impacted our fiscal 2025 net sales by approximately $20 million and operating income by approximately $14 million.

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
In addition, from time to time, we make hardware, software and code modifications and upgrades to our information technology systems, such as replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are subject to risks associated with replacing and modifying our information technology systems, including risks relative to cybersecurity, data integrity and system disruptions. Information technology system disruptions or data corruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
In addition to our own systems, networks and databases, we use third-party service providers to store, transmit and otherwise process certain of this information on our behalf, and our third-party service providers are subject to similar cybersecurity risks. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them or to which they are granted access. Such an event could have a material adverse effect on our operations, financial condition and cash flows.
Any significant cybersecurity compromise or breach, including with respect to customer, associate, third-party or company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of constantly evolving cybersecurity risks. These risks may be heightened by the increasing presence of AI and related technologies, including the use of AI by threat actors to develop sophisticated attacks including deepfakes and social engineering, and geopolitical conflicts. Any significant cybersecurity incident or breach, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or governmental agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues.
In May 2025, we experienced a security incident involving our information technology systems that disrupted the operation of our website for several days and negatively impacted our fiscal 2025 net sales by approximately $20 million and operating income by approximately $14 million. We immediately enacted our response protocols and the incident has been resolved. However, there is no guarantee that the measures we have implemented to protect our information systems are adequate to safeguard against all cybersecurity threats. We may be vulnerable to targeted or random attacks on our systems that could lead to security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, third-party service providers and other third parties with otherwise legitimate access to our systems, website or facilities. These risks may be heightened as a result of remote or hybrid work policies and technologies. Furthermore, the methods of cyberattack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors. We may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against all cybersecurity incidents. Cybersecurity incidents could have a material adverse effect on our reputation, results of operation, financial condition and cash flows.

We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, existing or future cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or may not be completed in a timely manner. While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures or other cybersecurity incidents, and we cannot be certain that cybersecurity insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The inability to implement, maintain and upgrade adequate safeguards and maintain sufficient cybersecurity insurance could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the price of our common stock.
Changes in laws, regulations or technology platform rules relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations or related contractual or other obligations, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, regulations and industry standards, as well as contractual obligations, relating to data privacy and security. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business. Any failure by us to comply with such laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Changes to state or federal laws to which we are or become subject may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies. We are also subject to international laws, regulations and standards in many jurisdictions in which we operate, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, such as the E.U. General Data Protection Regulation (“GDPR”).
These evolving compliance and operational requirements impose costs and may require us to modify our data processing practices and policies, implement additional protection technologies or divert attention and resources from other initiatives. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, proceedings or litigation by governmental agencies or customers, including class action privacy litigation, which could subject us to significant fines, sanctions, awards, penalties or judgments. Any of these risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management’s and our Board of Directors’ (“Board”) attention and other resources away from execution of our business operations. Additionally, shareholder activism could give rise to perceived uncertainties as to our future prospects and ability to execute our long-term strategic growth plan, adversely affect our relationships with our associates, customers or service providers and make it more difficult to attract and retain talented associates. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. A proxy contest for the election of our directors would require us to incur significant legal and advisory fees and proxy solicitation expenses and require significant time and attention by our management and Board. Our results of operations and stock price could be adversely affected by shareholder activism activity.

We may be adversely impacted by our ability to comply with legal and regulatory requirements.
We are subject to numerous legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the SEC rules and the NYSE listing standards, among others. Our associates, subcontractors, vendors, licensees, franchisees, joint venture partners, and other third parties could take actions or omissions that violate these foreign and domestic laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, the market price of our common stock, and our results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions, as well as new or changing laws and regulations. Changes in laws could make operating our business more expensive or require us to change the way we operate. We may not be successful in managing legal and regulatory changes impacting our business, and our responses to changes in the law could be costly and may negatively impact our operations. In addition, operations in foreign jurisdictions and partnerships or other arrangements with foreign companies could lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities related to the FCPA.
We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance requirements and litigation risks. Legal actions filed against us from time to time may include commercial, breach of contract, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our reputation and results of operations. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot assess the likelihood that we will receive such claims or the outcome of any such claims, but if outcomes are negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
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
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. For example, the Organization for Economic Co-operation and Development (“OECD”) released a global tax framework imposing a 15% minimum tax on multinational enterprises, which commenced for some jurisdictions beginning January 1, 2024. Although the U.S. has not adopted the OECD tax regime, these rules still apply to U.S. companies with non-U.S. operations and has and may continue to increase our tax compliance obligations. In January 2026, the OECD announced a proposed side-by-side arrangement relating to the application of these rules to U.S. headquartered companies, intended to be applicable for fiscal years beginning on or after January 1, 2026. The full impact of this agreement remains uncertain and will depend on further guidance.
Additionally in 2025, the U.S. presidential administration imposed tariffs on certain countries. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. Following the Supreme Court’s decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. It is unclear at this time what impact these decisions will have on our results of operations, including whether we will be able to obtain refunds for amounts previously paid for the IEEPA tariffs, any changes in tariff levels, or the imposition of new tariffs through other means. The tariff actions by the U.S. may result in a decrease of global trade volumes, create administrative burdens, and continue to negatively impact our profit margin and operating income. We will continue to monitor legal and regulatory changes in the many jurisdictions in which we operate. We also continue to monitor the geopolitical tensions that may impact our business or results of operations. Developments in tax policy or trade relations, such as the imposition or threatened imposition of new or increased tariffs on imported products, and actions taken in retaliation of the imposition of such new or increased tariffs, could have a material adverse effect on our results of operations, financial condition and cash flows.

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
•Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in our debt becoming immediately due and payable;
•Reducing the availability of our cash flow to fund working capital, capital expenditures, investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•Placing us at a competitive disadvantage compared to our competitors that may have less debt or are less leveraged.
Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations.
We may incur substantial additional indebtedness in the future. Any future indenture or credit agreements that we may enter into may include restrictive covenants that restrict or limit our ability to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.
Our ability to maintain our credit ratings could affect our ability to access capital and could increase our interest expense.
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
The market price of our common stock has fluctuated significantly, and may continue to fluctuate significantly due to a number of factors, many of which are beyond our control, including:
•Fluctuations in our quarterly or annual earnings results and financial projections or those of other companies in our industry;
•Failures of our operating results to meet our financial projections, the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;
•Announcements by us or our competitors;
•Changes in laws or regulations which affect us;
•General economic, industry and stock market conditions;
•Purchases and sales of large blocks of our common stock; and
•The other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

These and other factors may cause the market price and demand for our common stock to fluctuate, which may limit or prevent stockholders from selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock may institute securities class action litigation against the company that issued the stock. If our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management away from our business.
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
Provisions in our Certificate of Incorporation and Bylaws, our Rights Plan, and certain provisions of Delaware law could delay or prevent a change in control of the Company.
The existence of certain provisions of our amended and restated certificate of incorporation (“Certificate of Incorporation”) and second amended and restated bylaws (“Bylaws”), our Rights Plan (defined below), and Delaware law could discourage, delay or prevent a change in control of the Company that stockholders may consider favorable. These include provisions:
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
•Prohibiting stockholders from taking action by written consent; and
•Establishing advance notice and other requirements for nominations of candidates for election to our Board or for proposing matters that can be acted on by stockholders at our stockholder meetings.
In response to the substantial accumulation of shares of our common stock by BBRC International Pte Limited, the Company adopted a limited-duration shareholder rights plan (the “Rights Plan”), effective May 20, 2025, to protect the best interests of all our stockholders. The Rights Plan disincentivizes any person (or any persons acting as a group) from accumulating more than 15% (or 20% for certain passive investors) or more of our outstanding common stock. The Rights Plan has a one-year term, expiring on May 18, 2026.
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
Our Bylaws designate Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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
Risk Management & Strategy
We maintain a robust cybersecurity risk management program intended to assess, identify and manage material risks from cybersecurity threats, which encompasses the following key components.
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
Incident Detection and Response
We have established procedures for monitoring network activities, detecting anomalies and responding to cybersecurity incidents promptly. We engage a specialized managed services firm to provide continuous monitoring and an initial level of incident response. We work with a leading cyber forensics firm to provide incident response services as needed. Our incident response and escalation procedures are documented and intended to facilitate prompt and thorough resolution of cybersecurity threats and incidents. Our core incident response and extended incident response teams are cross-functional and include leaders across technology, legal, finance, asset protection, customer care, human resources, stores operations and communications. Protocols to notify our executive leadership team and Board are in place based on the severity of the incident.

Third-party Risk
In addition to our own systems, we use third-party service providers to store, transmit and process certain information on our behalf. Third-party risk management is embedded in our cybersecurity risk management function. We leverage an independent cybersecurity assessment exchange service to gather information and provide real-time threat monitoring of our most critical third parties. We regularly review cybersecurity assessment reports and certifications from our third parties. Our standard contract terms also require third parties to maintain a standard level of security and controls.
Governance
Our cybersecurity risk management processes are integrated into our overall enterprise risk management function. Our Board understands the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to provide effective oversight of risks associated with cybersecurity.
Board of Directors Oversight
The Audit Committee has been delegated the primary responsibility for the Board’s oversight of cybersecurity risks. Executive summaries of our internal risk assessments, program initiatives, regulatory compliance and incident summaries are shared with our Audit Committee on a quarterly basis, with additional updates as needed. Our third-party assessment and audit results, which are performed on an annual basis, and associated remediation plans are also shared with our Audit Committee. Additionally, our Internal Audit function independently conducts periodic reviews of our cybersecurity controls and reports the results of those reviews to the Audit Committee. The Audit Committee reports to the Board on cybersecurity risk oversight at least annually.
Management’s Role in Managing Cybersecurity Risk
Our management team, including our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), is responsible for assessing, monitoring, and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and relationships with retained external cybersecurity consultants. Our CISO has over 25 years of security experience in executive leadership, operations, incident response, and consulting in various industries including retail, technology and healthcare, as well as support of Federal government agencies and intelligence. Our CIO’s experience includes decades of work experience in the information technology and cybersecurity fields in various industries, including the retail industry.
We have a structured process to identify and oversee material cybersecurity risks. We maintain a robust set of cybersecurity policies that set the standards and expectations for our associates, contractors and vendors to follow, conduct cybersecurity education and training programs for our associates and maintain cybersecurity insurance coverage. We report cybersecurity metrics quarterly to our technology leadership, including our CIO and CISO, and our Enterprise Risk Management team. We have an Executive Risk Council, comprised of executive leadership across the business, which is briefed quarterly on the latest cybersecurity threats impacting our business, and the progress of recent and ongoing cybersecurity program initiatives, incidents and risk assessments. The Executive Risk Council provides input as needed to strengthen our cybersecurity controls and risk management.
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

ITEM 2. PROPERTIES.
We believe that our properties are adequate and suitable for our business as presently conducted. The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 31, 2026:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Distribution, shipping and corporate offices	3,040,000
New York	Office, sourcing and product development/design	234,000
Netherlands	Distribution and shipping	229,000
New Jersey	Distribution and shipping	126,000
Various other locations	Office and sourcing	359,000

United States
Within the U.S., our business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York and New Jersey.
Our distribution and shipping facilities in the U.S. consist of three company-owned buildings located in the Columbus, Ohio, area, which support our Victoria’s Secret and PINK brands. We have one leased building located in New Jersey, which supports our Adore Me brand. Additionally, we have a service agreement with a third-party provider that operates a distribution and shipping facility located in the Columbus, Ohio, area, which supports our DailyLook business. These buildings, including attached office space, comprise approximately 3.2 million square feet. The lease on the New Jersey facility expires in 2028 and the service agreement in the Columbus, Ohio area expires in 2029.
As of January 31, 2026, we operated 769 retail stores located in leased facilities, primarily in shopping malls, lifestyle centers and off-mall locations, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2026 and 2037.
Typically, when space is leased for a retail store, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
International
Netherlands
We have a service agreement with a third-party provider that operates an international distribution and shipping facility located in the Netherlands, supporting our Victoria’s Secret and PINK brands. The brands utilize approximately 0.2 million square feet within the facilty and the agreement expires in 2028.
China
We lease offices in Shanghai, Shenzhen and Hong Kong. As of January 31, 2026, we operated 59 retail stores in leased facilities in China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2026 and 2032.
Canada
As of January 31, 2026, we operated 24 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2026 and 2036.
United Kingdom / Ireland
As a result of our joint venture with Next PLC, we no longer operate any stores in the United Kingdom (“U.K.”) or Ireland. However, as of January 31, 2026, we continue to lease a store in Ireland, with a lease expiration in 2036, which is sublet to and operated by the joint venture.
Other International
As of January 31, 2026, we also have global representation through stores operated by our partners:
•356 beauty and accessories stores in 61 countries; and
•212 full assortment stores in 44 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NYSE under the stock symbol “VSCO.” Our common stock began trading on the NYSE on August 3, 2021 when we became a standalone public company. There was no public trading market for our common stock before August 3, 2021. As of January 31, 2026, there were approximately 23,000 stockholders of record of our common stock. This number does not include beneficial or “street name” holders of our common stock whose shares are held by banks, brokers and other financial institutions, which are aggregated into a single holder of record. Including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate our stockholder base to be approximately 130,000.
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
The following graph shows the yearly changes, for the period from August 3, 2021 (the first day our common stock began trading on the NYSE) to January 31, 2026, in the cumulative total shareholder return of our common stock compared to the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500 Index”) and the S&P 500 Consumer Discretionary Distribution & Retail Index. The returns are calculated by assuming a $100 investment in our common stock or the indicated index at the closing price on August 3, 2021, including reinvestment of dividends.
COMPARISON OF YEARLY CHANGES IN CUMULATIVE TOTAL SHAREHOLDER RETURN
AMONG VICTORIA'S SECRET & CO., THE S&P 500 INDEX AND THE S&P 500 CONSUMER DISCRETIONARY DISTRIBUTION & RETAIL INDEX

Comparison of 54-Month Cumulative Total Return
DOLLARS
200
150
100
50
0
8/03/21
1/29/22
1/28/23
2/03/24
2/01/25
1/31/26
Victoria's Secret & Co.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

The following table provides our repurchases of our common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
November 2, 2025 - November 29, 2025 (“November 2025”)	9	$34.60	—	$250,000
November 30, 2025 - January 3, 2026 (“December 2025”)	20	43.94	—	250,000
January 4, 2026 - January 31, 2026 (“January 2026”)	18	53.99	—	250,000
Total	47		—
 ________________
(a)For the fourth quarter of 2025, the total number of shares repurchased includes shares repurchased in connection with tax withholding payments due upon vesting of employee restricted stock awards and the use of our common stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)The share repurchase program announced on March 6, 2024 (the “March 2024 Share Repurchase Program”) authorizes the purchase of up to $250 million of our common stock, subject to market conditions and other factors. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted. For additional share repurchase program information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements, and any future performance or financial results expressed or implied by such forward-looking statements are not guarantees of future performance. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our goals, intentions, beliefs and expectations. Words such as “estimate,” “commit,” “will,” “target,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “continue,” “potential” or the negative of these words and any similar expressions are intended to identify forward-looking statements. Risks associated with the following factors, among others, could affect our results of operations and financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
•general economic conditions, inflation and changes in consumer confidence and consumer spending patterns;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•uncertainty in the global trade environment, including the imposition or threatened imposition of tariffs or other trade policies;
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
•consumer acceptance of our products and our ability to manage the life cycle of our brands, remain current with fashion trends, and develop and launch new merchandise and product lines successfully;
•our ability to integrate acquired businesses and realize the benefits and synergies sought with such acquisitions;
•our ability to incorporate artificial intelligence and other emerging technologies into our business operations successfully and ethically while effectively managing the associated risks;
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
•our ability to maintain the security and privacy of customer, associate, third-party and company information;
•stock price volatility;
•shareholder activism matters;
•our ability to maintain our credit ratings;
•our ability to comply with legal and regulatory requirements; and
•legal, tax, trade and other regulatory matters.
All forward-looking statements are made only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K to reflect circumstances existing after the date of this report or to reflect the occurrence of future events, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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

Executive Overview
Victoria’s Secret & Co. operates two market-leading intimate apparel brands, Victoria’s Secret and PINK, complemented by an industry-leading beauty business, and Adore Me:
•Victoria’s Secret – A sexy, glamorous and luxurious brand and global leader in women’s intimate apparel, renowned for its innovative, fashion-inspired collections for women around the world.
•PINK – A playful, bold and irreverent lifestyle intimates and apparel brand for young women.
•Adore Me – A direct-to-consumer lingerie and apparel brand focused on serving women across all budgets and phases of life. DailyLook, acquired through the Adore Me transaction, operates as a digitally-based, premium subscription styling service for women’s apparel and accessories.
Our merchandise is available in our company-operated retail stores across the U.S., Canada and China, through our company-owned digital channels, and internationally through stores, websites and mobile applications operated by our partners. With a presence in approximately 70 countries, we benefit from strong global brand recognition, a compelling product assortment and a deep, lasting connection with our customers.
We are dedicated to continuous growth and operational excellence, focusing on execution of our strategic plan to drive long-term, sustainable value for our stockholders.
Tariffs and Macro Environment
We face some near-term headwinds and ongoing uncertainty in the global trade environment, which we have and will continue to manage aggressively. We estimate tariffs, net of mitigation efforts, negatively impacted operating income by approximately $85 million in 2025.
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. Following the Supreme Court’s decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. It is unclear at this time what impact these decisions will have on our results of operations, including whether we will be able to obtain refunds for amounts previously paid for the IEEPA tariffs, any changes in tariff levels, or the imposition of new tariffs through other means. We continue to identify and execute mitigation strategies as the tariff environment evolves.
Security Incident Involving Information Technology Systems
As previously disclosed, on May 24, 2025, we detected a security incident involving our information technology systems. We immediately enacted our response protocols and the incident has been resolved. All systems were restored and fully operational in the second quarter of 2025.
We conducted an investigation to ascertain the full scope and impact of the incident. This incident did not cause a material disruption to our operations or material adverse impact to our financial results. We estimate the security incident negatively impacted 2025 net sales by approximately $20 million and operating income by approximately $14 million, which does not consider the impact of any potential insurance recoveries in future periods. We maintain cybersecurity insurance and the claim process for potential insurance recoveries related to this incident is ongoing.
Growth Strategies
Path to Potential: Strength, Innovation and Growth
We are operating from a position of strength. As the world’s largest intimate apparel company, we have a powerful foundation for growth with a leading market share, tens of millions of active and loyal customers and one of the most engaged brand communities on social media.
We build on this strength by evolving our business, leading the industry and unlocking new opportunities. Our growth plan, which we call “Path to Potential,” is built around four key priorities that we believe will allow us to strengthen Victoria’s Secret and PINK and evolve how we go to market and connect with our customers. These priorities are designed to accelerate growth, differentiate our brands and reinforce our authority in North America and internationally.
1.Supercharge Our Bra Authority
We will build on our industry-leading bra authority to be her number one destination for all bras:
•Bras are at the center of the Victoria’s Secret brand. We are focused on delivering a compelling bra assortment that meets her evolving and diverse lifestyle needs through a consistent pipeline of fashion and innovation and industry-leading fit and function.

•We are strengthening our marketing message and elevating the omnichannel experience to educate our customer with authority, anchored through our in-store bra fitting expertise. This expertise is a key differentiator, enabling us to deepen emotional connections and build long-term customer relationships.
•When we win in bras, we strengthen the Victoria’s Secret brand overall, which extends into adjacent categories like sport, swim and sleep, allowing us to serve her across more occasions in her life.
2.Recommit to PINK
PINK has long been a brand with deep emotional connections for young women. We are committing to PINK by revitalizing our brand relevance and market position with this core customer:
•We are building PINK as an apparel-led lifestyle brand, anchored by icon styles and supported by a consistent cadence of fashion newness across apparel and intimates.
•We are deepening our relationship with the customer by understanding her more deeply and meeting her where she engages digitally and culturally, through entertainment, community and culture-driven experiences designed to connect with her in the way she prefers.
3.Fuel Growth in Beauty
We have a powerhouse global beauty business that customers love. Scent, which is at the center of our beauty portfolio, drives loyalty like few other categories can and further diversifies our business model from a category and geography perspective.
•Scent is our secret weapon in beauty and we deliver compelling offerings across fine fragrance, mists and other products, with seasonal refreshment to excite our customers. Through scent, we build connections to the moments that matter most in her life. Our award-winning Bombshell fragrance exemplifies this connection.
•Beauty is also a key driver of our international business, with dedicated beauty-only stores and distribution through travel retail at the world’s premier travel hubs. This global footprint expands brand awareness and strengthens our connection with customers worldwide.
•We are investing in continued growth of beauty by building on our industry-leading fragrance business and expanding into new opportunities, including a differentiated beauty offering for PINK.
4.Evolve Our Brand Projection & Go-To-Market Strategy
As culture, technology and shopping behaviors shift, so must our go-to-market strategy. By staying true to our identity while adapting how we engage, inspire and serve, we will deepen connections with existing customers and attract new customers while strengthening loyalty and driving long-term growth:
•We are creating stronger differentiation between Victoria’s Secret and PINK in everything from product to marketing to experience. We will ensure that each brand is distinct but also complementary in a single ecosystem.
•We are elevating Victoria’s Secret as sexy, glamorous and luxurious while modernizing PINK to be bold, playful and irreverent.
•We are becoming more agile and culturally connected, creating real-time moments that resonate with our customers and keep us at the center of conversation.
•We are leveraging the full marketing funnel and building brand centric, best-in-class omnichannel experiences to engage with her on her terms.
Key Enablers: Making it Happen
To successfully fuel growth, deepen customer loyalty and elevate our brands, we must operate with focus, agility and excellence. We are reinforcing three essential capabilities that we believe will empower us to move faster, innovate more boldly and deliver a seamless experience across every touchpoint. These enablers will ensure that our strategy is not just aspirational; it is actionable, sustainable and built to drive results.
•Customer-Centric Performance Culture: By deeply understanding our customers, including how they shop, what they value and what inspires their loyalty, we will create stronger connections, drive repeat engagement and fuel sustainable growth. A culture centered on the customer empowers associates to innovate and deliver experiences that not only meet her expectations but exceed them, turning transactions into lasting relationships.
•Evolved Product Development Process: We are moving to a product development process with multiple tracks tailored to specific needs, making our teams faster, more agile and more innovative not just in bra development but also apparel and adjacent categories.

•Efficient Operating Model: We are focused on doing fewer things better, investing where it matters most to our customers and streamlining costs in non-customer-facing areas.
The Road Ahead
This strategy is more than a plan; it is a commitment to elevating our brands, winning the next generation of customers and reinforcing our leadership in intimate apparel and beyond. We have aligned our leadership structure to ensure our brands have the dedicated talent and expertise necessary to deliver our Path to Potential strategy. With clarity, discipline and a relentless focus on our customer, we can unlock new levels of growth, innovation and impact, delivering value for our associates, our customers and our stockholders.
2025 Overview
At the beginning of 2025, we laid out our Path to Potential strategy built on four pillars: supercharging our bra authority, recommitting to PINK, fueling growth in beauty and evolving our brand projection and go-to-market strategy. We aligned our leadership structure this year around our brands and strategy. Our strategy, which is focused on creating emotionally compelling product, building brand heat and deepening our connection with the customer, was highlighted by the Victoria’s Secret Fashion Show in October 2025. Throughout the year, we executed our strategy with focus and discipline, driving comparable sales up 5%. Additionally, gross profit increased $100 million, or 4%, compared to 2024, despite net tariff pressure of approximately $85 million in 2025.
Net sales overall increased 5%, to $6.553 billion, compared to 2024. In North America, net sales in our stores channel increased 3% and net sales in our direct channel remained flat compared to 2024. Average unit retail and traffic, on a comparable basis, increased in our North American stores and direct channels compared to 2024. Net sales in our international channel increased 27% compared to 2024.
Gross profit in 2025 increased $100 million, to $2.384 billion, compared to 2024 and our gross profit rate (expressed as a percentage of net sales) decreased to 36.4% from 36.7% compared to 2024. The increase in gross profit was primarily driven by an increase in net sales, a decrease in promotional activity and an increase in regular-priced selling, partially offset by an increase in net tariff costs. Our buying and occupancy expenses in 2025 were approximately flat compared to 2024.
Operating income in 2025 decreased $39 million, to $271 million, compared to 2024 and our operating income rate (expressed as a percentage of net sales) decreased to 4.1% from 5.0% compared to 2024. Despite the increase in gross profit, operating income in 2025 was negatively impacted by certain non-recurring charges, which included a $120 million charge related to the impairment of certain Adore Me long-lived assets.
Net income attributable to Victoria’s Secret & Co. in 2025 decreased $4 million, to $161 million, compared to 2024, and net income per diluted share decreased $0.12, to $1.93, compared to 2024.
We ended 2025 with cash and cash equivalents of $518 million, an increase of $291 million compared to 2024. We generated $499 million in operating cash flows in 2025, an increase of $74 million compared to 2024.
Looking ahead, we will remain focused on managing costs, while continuing to invest in product innovation, brand strength and the customer experience. Together with the solid operational foundation we have built, we believe these efforts position us to scale effectively and give us confidence in our ability to drive sustainable long‑term value for our stockholders.
For additional information related to our 2025 financial performance, see “Results of Operations – 2025 Compared to 2024.” For a discussion of our financial condition and results of operations for 2024 compared to 2023, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 1, 2025, filed with the SEC on March 21, 2025.
Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria’s Secret & Co. and net income per diluted share attributable to Victoria’s Secret & Co. in 2025 and 2024 on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

(in millions, except per share amounts)	2025	2024
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income — GAAP	$271	$310
Adore Me Long-Lived Assets Impairment (a)	120	—
Interchange Fee Settlement (b)	(69)	—
Adore Me and DailyLook Fulfillment Center Restructuring (c)	36	—
Amortization of Intangible Assets (e)	19	25
Organizational Restructuring and Other One-time Items (f)	20	13
Adore Me Acquisition-related Items (g)	6	4
Equity Method Investment Impairment and Related Charges (h)	—	22
Adjusted Operating Income	$403	$373

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria’s Secret & Co.
Reported Net Income Attributable to Victoria’s Secret & Co. — GAAP	$161	$165
Adore Me Long-Lived Assets Impairment (a)	120	—
Interchange Fee Settlement (b)	(69)	—
Adore Me and DailyLook Fulfillment Center Restructuring (c)	36	—
China Deferred Tax Asset Valuation Reserve Release (d)	12	—
Amortization of Intangible Assets (e)	19	25
Organizational Restructuring and Other One-time Items (f)	20	13
Adore Me Acquisition-related Items (g)	6	9
Equity Method Investment Impairment and Related Charges (h)	—	22
Tax Effect of Adjusted Items	(55)	(16)
Adjusted Net Income Attributable to Victoria’s Secret & Co.	$250	$218

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria’s Secret & Co. — GAAP	$1.93	$2.05
Adore Me Long-Lived Assets Impairment (a)	1.08	—
Interchange Fee Settlement (b)	(0.62)	—
Adore Me and DailyLook Fulfillment Center Restructuring (c)	0.33	—
China Deferred Tax Asset Valuation Reserve Release (d)	(0.14)	—
Amortization of Intangible Assets (e)	0.17	0.23
Organizational Restructuring and Other One-time Items (f)	0.19	0.13
Adore Me Acquisition-related Items (g)	0.07	0.08
Equity Method Investment Impairment and Related Charges (h)	—	0.21
Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$3.00	$2.69
________________
(a)In 2025, we recognized pre-tax expense of $120 million ($90 million after-tax), $116 million included in general, administrative and store operating expense and $4 million included in buying and occupancy expense, related to the impairment of certain Adore Me long-lived tangible and intangible assets. For additional information, see Note 8, “Intangible Assets” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)In 2025, we recognized a pre-tax gain, net of related administrative expenses, of $69 million ($52 million after-tax) in general, administrative and store operating expense, related to the resolution of a credit card interchange fee litigation matter in which we were a plaintiff. For additional information, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)In 2025, we recognized a pre-tax charge of $36 million ($28 million after-tax), included in costs of goods sold, buying and occupancy expense, related to inventory reserves and severance expense as a result of unique operational disruptions that led to the restructuring of our Adore Me and DailyLook fulfillment operations. For additional information, see Note 5, “Inventories” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(d)In 2025, we recognized a tax benefit of $24 million ($12 million net of $12 million net income attributable to noncontrolling interest) related to the full release of our valuation allowance on the deferred tax assets of our consolidated joint venture in China. For additional information, see Note 10, “Income Taxes” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)In 2025 and 2024, we recognized amortization expense of $19 million and $25 million ($14 million and $19 million after-tax, respectively) in general, administrative and store operating expense, related to our definite-lived intangible assets. For additional information, see Note 8, “Intangible Assets” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(f)In 2025, we recognized pre-tax charges of $20 million ($16 million after-tax), $17 million included in general, administrative and store operating expense and $3 million included in buying and occupancy expense, related to activities to continue to restructure our executive leadership team and organizational structure, as well as net expense related to other one-time items. In 2024, we recognized a pre-tax charge of $13 million ($11 million after-tax) in general, administrative and store operating expense related to the appointment of a new CEO and the elimination of two executive officer roles to restructure our executive leadership team. For additional information, see Note 4, “Restructuring Activities” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(g)In 2025, we recognized pre-tax expense of $6 million ($5 million after-tax) included in general, administrative and store operating expense related to the financial impact of purchase accounting items and professional service costs related to the acquisition of Adore Me. In 2024, we recognized pre-tax expense of $9 million ($6 million after-tax), expense of $4 million included in general, administrative and store operating expense and interest expense of $5 million, related to the financial impact of purchase accounting items related to the acquisition of Adore Me. For additional information, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(h)In 2024, we recognized pre-tax expense of $22 million ($17 million after-tax) in costs of goods sold, buying and occupancy expense related to impairment and other charges for certain of our equity method investments. For additional information, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Company-Operated Store Data
The following table compares 2025 U.S. company-operated store data to 2024:

	2025	2024	% Change
Sales per Average Selling Square Foot (a)(b)	$624	$589	6%
Sales per Average Store (in thousands) (a)(b)	$4,305	$4,038	7%
Average Store Size (selling square feet)	6,912	6,880	—%
Total Selling Square Feet (in thousands)	5,315	5,421	(2%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.
(b)Excludes the impact of the cumulative adjustment recognized as a result of the change in accounting estimate related to outstanding gift cards in the fourth quarter of 2024. For additional information, see Note 2, “Revenue Recognition” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The following table represents store data for 2025:

	Stores at			Stores at
	February 1, 2025	Opened	Closed	January 31, 2026
Company-Operated:
U.S.	782	15	(31)	766
Canada	24	1	(1)	24
Subtotal Company-Operated	806	16	(32)	790

China Joint Venture:
Beauty & Accessories (a)	30	—	(10)	20
Full Assortment	40	6	(1)	45
Subtotal China Joint Venture	70	6	(11)	65

Partner-Operated:
Beauty & Accessories	324	52	(26)	350
Full Assortment	181	37	(6)	212
Subtotal Partner-Operated	505	89	(32)	562

Adore Me	6	—	(3)	3
Total	1,387	111	(78)	1,420
_______________
(a)    Includes six partner-operated stores at January 31, 2026.
The following table represents store data for 2024:

	Stores at			Stores at
	February 3, 2024	Opened	Closed	February 1, 2025
Company-Operated:
U.S.	808	16	(42)	782
Canada	23	1	—	24
Subtotal Company-Operated	831	17	(42)	806

China Joint Venture:
Beauty & Accessories (a)	34	3	(7)	30
Full Assortment	36	4	—	40
Subtotal China Joint Venture	70	7	(7)	70

Partner-Operated:
Beauty & Accessories	307	30	(13)	324
Full Assortment	156	30	(5)	181
Subtotal Partner-Operated	463	60	(18)	505

Adore Me	6	—	—	6
Total	1,370	84	(67)	1,387
_______________
(a)    Includes thirteen partner-operated stores at February 1, 2025.
Results of Operations — 2025 Compared to 2024
The following information summarizes our results of operations for 2025 compared to 2024.

Operating Income
For 2025, operating income decreased $39 million, to $271 million, compared to operating income of $310 million in 2024, and the operating income rate (expressed as a percentage of net sales) decreased to 4.1% from 5.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2025 in comparison to 2024:

	2025	2024	% Change
	(in millions)
Stores — North America	$3,544	$3,428	3%
Direct	2,042	2,042	—%
International (a)	967	760	27%
Total Net Sales	$6,553	$6,230	5%
________________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partner sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in the Direct channel. Direct sales in the European Union reported in the International channel were $44 million in 2025.
The following table compares 2025 comparable sales to 2024:

	2025	2024
Comparable Sales (Stores and Direct) (a)	5%	0%
Comparable Store Sales (a)	4%	(2%)
 ________________
(a)Comparable sales results for 2025 exclude the impact from lost sales from our direct channels during the period of time the direct channels were closed as a result of the May 2025 security incident involving our information technology systems. The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Individual stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more and direct channels are excluded from the comparable sales calculation if they have been closed for 24 consecutive hours or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in 2025 increased $323 million, or 5%, to $6.553 billion compared to $6.230 billion in 2024.
In the stores channel, our North America net sales increased $116 million, or 3%, to $3.544 billion compared to 2024 driven by an increase in average transaction value due to an increase in average unit retail, while units per transaction remained flat. The increase in net sales in our stores channel was also driven by an increase in conversion, partially offset by a slight decrease in traffic compared to 2024. On a comparable basis, traffic in the stores channel increased compared to 2024.
In the direct channel, net sales remained flat at $2.042 billion compared to 2024, as increases in traffic, average unit retail and units per order for Victoria’s Secret and PINK were partially offset by a decrease in conversion. Net sales in our direct channel in 2025 were negatively impacted due to a shift in the reporting of net sales to the international channel as a result of a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area. Additionally, we estimate the website closure due to the security incident negatively impacted net sales in the second quarter of 2025 by approximately $20 million.
In the international channel, net sales increased $207 million, or 27%, to $967 million compared to 2024. The increase in net sales in 2025 compared to 2024 was primarily driven by increases in net sales in China, sourcing sales to our partners, our wholesale arrangements and royalties earned associated with franchise sales in many countries outside of North America. The increase in net sales in 2025 compared to 2024 was also as a result of a shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.

The following table provides a reconciliation of net sales from 2024 to 2025:

(in millions)
2024 Net Sales	$6,230
Sales Associated with Stores Included in the Comparable Stores Calculation	130
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(6)
Direct Channels (a)	113
Credit Card Programs	5
International Wholesale, Royalty and Sourcing	78
Foreign Currency Translation	3
2025 Net Sales	$6,553
________________
(a)Results include net sales for all direct channels operated by the Company (in North America and International) and the direct sales in China operated by our consolidated joint venture.
Gross Profit
For 2025, our gross profit increased $100 million to $2.384 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 36.4% from 36.7%.
For 2025, the increase in gross profit dollars compared to 2024 was due to the increase in merchandise margin dollars primarily driven by an increase in net sales, a decrease in promotional activity, an increase in regular-priced selling and $22 million of impairment and related charges for certain of our equity method investments in 2024. The increase in gross profit dollars compared to 2024 was partially offset by an increase in net tariff costs of approximately $85 million and $36 million of inventory reserves and severance expense as a result of the restructuring of our Adore Me and DailyLook fulfillment operations in 2025. Buying and occupancy expenses were approximately flat compared to 2024 as a decrease in occupancy expenses was offset primarily by an increase in incentive compensation expenses in 2025.
The gross profit rate decrease compared to 2024 was primarily driven by an increase in net tariff costs and an increase in inventory reserves and severance expense related to the restructuring of our Adore Me and DailyLook fulfillment operations. These drivers were partially offset by leverage in buying and occupancy expenses, a decrease in promotional activity, an increase in regular-priced selling and the impairment and related charges for certain of our equity method investments recorded in 2024.
General, Administrative and Store Operating Expenses
For 2025, our general, administrative and store operating expenses increased $139 million, or 7%, to $2.113 billion. The increase in general, administrative and store operating expenses compared to 2024 was primarily driven by $116 million of impairment charges for certain Adore Me long-lived assets and increases in store selling expenses, marketing expenses and incentive compensation expenses, partially offset by a $69 million gain related to the resolution of a credit card interchange fee litigation matter in which we were a plaintiff in 2025.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 32.3% from 31.7% due to the expenses noted above, partially offset by leverage driven by the increase in net sales compared to 2024.
Interest Expense
For 2025, our interest expense decreased $16 million to $70 million compared to 2024, primarily due to our lower average outstanding debt and lower average borrowing rate for our ABL Facility and Term Loan Facility.
Provision for Income Taxes
For 2025, our effective tax rate was 9.2% compared to 23.6% in 2024. The 2025 rate differed from our combined estimated federal and state statutory rate primarily due to the $24 million valuation allowance release on the deferred tax assets of our consolidated joint venture in China. The 2024 rate differed from our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate, partially offset by additional tax expense related to share-based compensation awards that vested in 2024.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Net cash provided by our operating activities is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday season.
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
We expect to utilize our cash flows to continue to invest in our brands, talent, capabilities and growth strategies as well as to repay our indebtedness over time. We believe that our available short-term and long-term capital resources are sufficient to fund our working capital and other cash flow requirements over the next 12 months.
Working Capital and Capitalization
Based upon our cash balances and net cash provided by our operating activities, along with the borrowing capacity under our ABL Facility, we believe we will be able to continue to meet our working capital needs.
The following table provides a summary of our working capital position and capitalization as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Net Cash Provided by Operating Activities (a)	$499	$425
Capital Expenditures (a)	187	178
Working Capital	376	66
Capitalization:
Long-term Debt	971	973
Victoria’s Secret & Co. Shareholders’ Equity	856	640
Total Capitalization	$1,827	$1,613
Amounts Available Under the ABL Facility (b)	$589	$533
 ________________
(a)Amounts shown represent the fifty-two-week periods ended January 31, 2026 and February 1, 2025.
(b)For the period ended January 31, 2026, the availability under the ABL Facility was limited by our borrowing base of $606 million, less letters of credit of $17 million. For the period ended February 1, 2025, the availability was limited by our borrowing base of $550 million, less letters of credit of $17 million.
The following table provides certain measures of liquidity and capital resources as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Debt-to-capitalization Ratio (a)	53%	60%
Net Cash Provided by Operating Activities to Capital Expenditures	267%	239%
________________
(a)Long-term debt divided by total capitalization.

Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 31, 2026 and February 1, 2025:

	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$227	$270
Net Cash Provided by Operating Activities	499	425
Net Cash Used for Investing Activities	(184)	(153)
Net Cash Used for Financing Activities	(24)	(315)
Net Increase (Decrease) in Cash and Cash Equivalents	291	(43)
Cash and Cash Equivalents, End of Year	$518	$227
Operating Activities
Net cash provided by operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, asset impairment charges, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash provided by operating activities in 2025 was $499 million, an increase in net cash provided by operating activities of $74 million compared to 2024. The increase in net cash provided by operating activities in 2025 was primarily driven by an increase in net income of $20 million, net of the non-cash items noted above, and a decrease in payments for contingent compensation related to the acquisition of Adore Me of $38 million, partially offset by higher net operating cash outflows associated with working capital changes of $47 million. The most significant working capital driver resulting in the increase in net operating cash flows in 2025 compared to 2024 is related to the timing of payments for the increase in inventory levels and increased duty accruals related to the additional tariffs imposed in 2025. The increase in inventory levels is primarily related to continued growth in the international channel and our European distribution center, as well as increased average unit costs driven by the tariffs imposed in 2025.
Investing Activities
Net cash used for investing activities in 2025 was $184 million, consisting primarily of capital expenditures of $187 million. The capital expenditures were primarily related to our store capital program and investments in technology and logistics related to our strategic initiatives to drive growth and support productivity.
Net cash used for investing activities in 2024 was $153 million, consisting primarily of capital expenditures of $178 million, partially offset by $25 million of proceeds on the sale of certain non-store corporate-related assets. The capital expenditures were primarily related to our store capital program and investments in technology related to our strategic initiatives to drive growth.
We estimate capital expenditures in the range of $220 million to $240 million in fiscal year 2026. We expect that our capital expenditures will be focused on investing in our store capital program and the customer experience, along with investments in technology and logistics to support our strategic initiatives to drive growth and operating efficiencies.
Financing Activities
Net cash used for financing activities in 2025 was $24 million, consisting primarily of offsetting $545 million borrowings and repayments under the ABL Facility and $15 million of tax payments related to share-based awards.
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
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$383 million Term Loan due August 2028 (“Term Loan Facility”)	$379	$382
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	—	—
Total Senior Secured Debt with Subsidiary Guarantee	379	382
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595
Total Senior Debt with Subsidiary Guarantee	596	595
Total	975	977
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$971	$973
Cash paid for interest was $66 million and $77 million in 2025 and 2024, respectively.
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
Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $4 million during both 2025 and 2024.

In December 2025, we amended our Term Loan Facility. The amendment reduces the applicable interest rate on loans under the Term Loan Facility (i) in the case of loans bearing interest based on the Term Secured Overnight Financing Rate (“Term SOFR”), to 2.75% and (ii) in the case of alternate base rate loans, to 1.75%. Prior to the amendment, interest on the loans under the Term Loan Facility was calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of January 31, 2026, the interest rate on loans under the Term Loan Facility was 6.49%.
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
In May 2025, we amended our ABL Facility. The amendment, among other things, (i) extends the maturity date of the ABL Facility to the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (ii) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term Canadian Overnight Repo Rate Average (“Term CORRA”), to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (iii) replaces Canadian Dollar Offered Rate (“CDOR”) with Term CORRA with respect to Canadian borrowings.
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
We borrowed $545 million and $460 million from the ABL Facility during 2025 and 2024, respectively, and made repayments of $545 million and $605 million under the ABL Facility during 2025 and 2024, respectively. As of January 31, 2026, there were no borrowings outstanding under the ABL Facility and we had $17 million of outstanding letters of credit that reduced our availability under the ABL Facility. As of January 31, 2026, our remaining availability under the ABL Facility was $589 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of January 31, 2026, we were in compliance with all covenants under our long-term debt and borrowing facilities.

Credit Ratings
The following table provides our credit ratings as of January 31, 2026:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 31, 2026:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$1,148	$57	$477	$614	$—	$—
Future Lease Obligations (b)	2,452	416	673	529	834	—
Purchase Obligations (c)	877	817	56	4	—	—
Other Liabilities (d)	16	—	—	—	—	16
Total	$4,493	$1,290	$1,206	$1,147	$834	$16
________________
(a)Long-term debt obligations relate to our principal and interest payments for our outstanding debt. Interest payments have been estimated based on the coupon rate for fixed rate obligations. For variable interest rate obligations under the Term Loan Facility, the interest payments have been estimated based on an interest rate of 6.49%, which was the interest rate as of January 31, 2026. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)Future lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)Other liabilities include future estimated payments associated with unrecognized tax benefits. Tax items totaling $16 million are included in the “Other” category because it is not reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. For additional information, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Recently Issued Accounting and Reporting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard is effective for annual reporting periods beginning in fiscal year 2025. We adopted this standard effective for our fiscal year 2025 Annual Report on Form 10-K on a retrospective basis and have included the required disclosures in Note 10, “Income Taxes” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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
We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results, operating trends and consumer behavior. Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $6 million for 2025. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $4 million for 2025.
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
Definite-lived Intangible Assets
Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. If the estimated undiscounted future cash flows related to the asset or asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset or asset group. The fair values of the definite-lived intangible assets are determined using the income approach. The income approach estimates fair value based on the estimated discounted future cash flows of the asset or asset group, which are considered non-recurring Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Our fair value estimates incorporate significant assumptions and judgments including, estimated future cash flows. The use of different assumptions or judgments in our assessment could materially increase or decrease the fair value of our definite-lived intangible assets and, accordingly, could materially increase or decrease any related impairment charge.
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
We elected to perform a quantitative impairment test for our reporting unit with goodwill in the fourth quarter of 2025. The fair value of the reporting unit was determined using an income approach based on the discounted cash flow (“DCF”) model and a market approach based on earnings multiples of guideline public companies, with 50% of the value determined using the DCF model and 50% of the value determined using the guideline public company approach. The fair value of the reporting unit under both approaches is determined using Level 3 inputs within the fair value hierarchy. Under the DCF method, the fair value of a reporting unit is based on the present value of estimated future cash flows. Under the guideline public company method, the fair value is based upon market multiples of revenue and earnings derived from publicly-traded companies with similar business characteristics as the reporting unit. Our fair value estimates incorporate significant assumptions and judgments including, but not limited to, estimated future cash flows and discount rates. The use of different assumptions or judgments in our assessment could materially increase or decrease the fair value of our goodwill and, accordingly, could materially increase or decrease any related impairment charge.
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

Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income in the period that includes the enactment date. We treat the global intangible low-taxed income provisions as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income.
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
We sell gift cards with no expiration date and do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards when it is probable that a significant revenue reversal will not occur in the future (“gift card breakage”). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. We determine the gift card breakage rate estimate based on historical redemption patterns and review the breakage rate periodically throughout the year. Gift card breakage is included in Net Sales in our Consolidated Statements of Income. A one percentage point increase or decrease in our gift card breakage rate estimate would have impacted net sales, gross profit and operating income by approximately $18 million and net income by approximately $13 million for 2025.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, establishes credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of January 31, 2026, our investment portfolio is primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of January 31, 2026 consists of the 2029 Notes, which have a fixed interest rate, and the $383 million in outstanding borrowing under the Term Loan Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt issued as well as the interest we pay on the Term Loan Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Principal Value	$983	$987
Fair Value, Estimated (a)	971	940
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of January 31, 2026, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

Concentration of Credit Risk
We maintain cash and cash equivalents with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of January 31, 2026, our investment portfolio is primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VICTORIA’S SECRET & CO.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2025 and 2024 refer to the fifty-two-week periods ended January 31, 2026 and February 1, 2025, respectively, and the results for 2023 refer to the fifty-three-week period ended February 3, 2024.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2026.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria’s Secret & Co.

Opinion on Internal Control Over Financial Reporting
We have audited Victoria’s Secret & Co.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Victoria’s Secret & Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 20, 2026 expressed an unqualified opinion thereon.
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
March 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Victoria’s Secret & Co.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Victoria’s Secret & Co. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 20, 2026 expressed an unqualified opinion thereon.
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

Reserve for Store Inventory Losses

Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company had inventories of $1,071 million as of January 31, 2026, which included finished goods of $1,013 million. Inventories were principally valued at the lower of cost or net realizable value, on an average cost basis. The most significant and judgmental portion of the inventory reserves related to the reserve for store inventory losses. Management applied judgment to determine its reserve for store inventory losses that have occurred since the date of the last physical inventory. The Company calculated the reserve for store inventory losses based on actual inventory losses identified as a result of store physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for store inventory losses occurring in the interim period between the most recent physical inventory count and year-end was calculated on a store-specific basis and was primarily based on recent inventory loss results. Management considered historical store inventory losses taken and current consumer behavior to estimate the reserve for store inventory losses.

Auditing management’s estimate of the reserve for inventory losses on finished goods required us to make subjective auditor judgments because the estimate was impacted by management’s assumptions about the appropriateness of historical data used and its applicability to current period consumer behavior.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to determine the valuation of the Company’s store inventory loss reserve. This included controls over the Company’s review of the significant assumptions underlying the reserve estimate.

To test the Company’s reserve for store inventory losses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculation and evaluating significant assumptions (e.g., historical data used and its applicability to current period consumer behavior) used in management's store inventory loss valuation assessment. We also obtained an understanding of inventory loss activity trends at a store level, and performed a sensitivity analysis to evaluate changes in the estimate that would result from changes in management’s significant assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Grandview Heights, Ohio
March 20, 2026

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2025	2024	2023
Net Sales	$6,553	$6,230	$6,182
Costs of Goods Sold, Buying and Occupancy	(4,169)	(3,946)	(3,940)
Gross Profit	2,384	2,284	2,242
General, Administrative and Store Operating Expenses	(2,113)	(1,974)	(1,996)
Operating Income	271	310	246
Interest Expense	(70)	(86)	(99)
Other Income (Loss)	7	(3)	—
Income Before Income Taxes	208	221	147
Provision for Income Taxes	19	52	31
Net Income	189	169	116
Less: Net Income Attributable to Noncontrolling Interest	28	4	7
Net Income Attributable to Victoria’s Secret & Co.	$161	$165	$109
Net Income Per Basic Share Attributable to Victoria’s Secret & Co.	$2.00	$2.11	$1.41
Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$1.93	$2.05	$1.39

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2025	2024	2023
Net Income	$189	$169	$116
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	9	(2)	(3)
Total Other Comprehensive Income (Loss), Net of Tax	$9	$(2)	$(3)
Total Comprehensive Income	198	167	113
Less: Net Income Attributable to Noncontrolling Interest	28	4	7
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	2	(1)	(2)
Comprehensive Income Attributable to Victoria’s Secret & Co.	$168	$164	$108

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	January 31, 2026	February 1, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$518	$227
Accounts Receivable, Net	186	159
Inventories	1,071	955
Other	108	100
Total Current Assets	1,883	1,441
Property and Equipment, Net	731	774
Operating Lease Assets	1,631	1,481
Goodwill	367	367
Trade Names	246	281
Other Intangible Assets, Net	—	95
Deferred Income Taxes	65	22
Other Assets	90	71
Total Assets	$5,013	$4,532
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$493	$419
Accrued Expenses and Other	673	633
Current Debt	4	4
Current Operating Lease Liabilities	295	287
Income Taxes	42	32
Total Current Liabilities	1,507	1,375
Deferred Income Taxes	5	11
Long-term Debt	971	973
Long-term Operating Lease Liabilities	1,576	1,434
Other Long-term Liabilities	44	75
Total Liabilities	4,103	3,868
Shareholders’ Equity:
Preferred Stock—$0.01 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.01 par value; 1,000 shares authorized; 80 and 79 shares issued; 80 and 79 shares outstanding, respectively	1	1
Paid-in Capital	345	297
Accumulated Other Comprehensive Income (Loss)	6	(1)
Retained Earnings	504	343
Total Victoria’s Secret & Co. Shareholders’ Equity	856	640
Noncontrolling Interest	54	24
Total Equity	910	664
Total Liabilities and Equity	$5,013	$4,532

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria’s Secret & Co. Equity	Noncontrolling Interest	Total Equity
	Shares Outstanding	Par Value
Balance, January 28, 2023	80	$1	$195	$1	$186	$—	$383	$18	$401
Net Income	—	—	—	—	109	—	109	7	116
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(2)	(3)
Total Comprehensive Income (Loss)	—	—	—	(1)	109	—	108	5	113
Repurchases of Common Stock	(3)	—	—	—	—	(126)	(126)	—	(126)
Treasury Share Retirements	—	—	(9)	—	(117)	126	—	—	—
Share-based Compensation Expense	—	—	56	—	—	—	56	—	56
Tax Payments related to Share-based Awards	(1)	—	(12)	—	—	—	(12)	—	(12)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(2)	(2)
Other	2	—	8	—	—	—	8	—	8
Balance, February 3, 2024	78	$1	$238	$—	$178	$—	$417	$21	$438
Net Income	—	—	—	—	165	—	165	4	169
Other Comprehensive Loss	—	—	—	(1)	—	—	(1)	(1)	(2)
Total Comprehensive Income (Loss)	—	—	—	(1)	165	—	164	3	167
Share-based Compensation Expense	—	—	60	—	—	—	60	—	60
Tax Payments related to Share-based Awards	(1)	—	(10)	—	—	—	(10)	—	(10)
Other	2	—	9	—	—	—	9	—	9
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664
Net Income	—	—	—	—	161	—	161	28	189
Other Comprehensive Income	—	—	—	7	—	—	7	2	9
Total Comprehensive Income	—	—	—	7	161	—	168	30	198
Share-based Compensation Expense	—	—	55	—	—	—	55	—	55
Tax Payments related to Share-based Awards	(1)	—	(15)	—	—	—	(15)	—	(15)
Other	2	—	8	—	—	—	8	—	8
Balance, January 31, 2026	80	$1	$345	$6	$504	$—	$856	$54	$910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2025	2024	2023
Operating Activities:
Net Income	$189	$169	$116
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	238	258	284
Adore Me Long-Lived Assets Impairment Charges	120	—	—
Share-based Compensation Expense	55	60	56
Deferred Income Taxes	(49)	(29)	(16)
Payments for Contingent Compensation related to Adore Me Acquisition	(1)	(39)	—
Equity Method Investment Impairment Charges	—	19	—
Gain on Sale of Assets	—	(7)	—
Amortization of Fair Value Adjustment to Acquired Inventories	—	—	29
Changes in Assets and Liabilities:
Accounts Receivable	(24)	(8)	(13)
Inventories	(112)	29	36
Accounts Payable, Accrued Expenses and Other	114	(78)	(11)
Income Taxes	15	14	(26)
Other Assets and Liabilities	(46)	37	(66)
Net Cash Provided by Operating Activities	499	425	389
Investing Activities:
Capital Expenditures	(187)	(178)	(256)
Proceeds from Sale of Assets	—	25	—
Acquisition, Net of Cash Acquired	—	—	1
Other Investing Activities	3	—	1
Net Cash Used for Investing Activities	(184)	(153)	(254)
Financing Activities:
Repayments of Borrowings from Asset-based Revolving Credit Facility	(545)	(605)	(615)
Borrowings from Asset-based Revolving Credit Facility	545	460	465
Tax Payments related to Share-based Awards	(15)	(10)	(12)
Payments for Contingent and Deferred Consideration related to Adore Me Acquisition	(4)	(161)	—
Proceeds from Stock Option Exercises	4	5	3
Payments of Long-term Debt	(4)	(4)	(4)
Repurchases of Common Stock	—	—	(125)
Other Financing Activities	(5)	—	(3)
Net Cash Used for Financing Activities	(24)	(315)	(291)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	291	(43)	(157)
Cash and Cash Equivalents, Beginning of Period	227	270	427
Cash and Cash Equivalents, End of Period	$518	$227	$270

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. is a specialty retailer of women’s intimates and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 860 stores in the U.S., Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has more than 560 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide seamlessly through stores and digital channels.
In 2025 and 2024, the Company implemented certain restructuring actions to continue to restructure its executive leadership team and organizational structure. For additional information, see Note 4, “Restructuring Activities.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2025” and “2024” refer to the fifty-two-week periods ended January 31, 2026 and February 1, 2025, respectively, and “2023” refers to the fifty-three-week period ended February 3, 2024.
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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media or in the store.

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
At the date of control of the leased asset, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of the unpaid fixed lease payments. Operating lease costs are recognized on a straight-line basis as lease expense over the lease term. Variable lease payments associated with the Company’s leases are recognized upon occurrence of the event or circumstance on which the payments are assessed. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the lease term.
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
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit’s fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit’s fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. The estimated fair value of a reporting unit is determined using Level 3 inputs in accordance with ASC 820, Fair Value Measurement, and is developed using a weighting of the discounted cash flow approach and the comparable public company approach.
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
The Company’s definite-lived intangible assets, which include customer relationships, developed technology and the Adore Me trade name are amortized over their useful lives and are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired.
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
Amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets. The following table provides a rollforward of these obligations for 2025 and 2024:

	2025	2024
	(in millions)
Obligations outstanding, beginning of year	$181	$183
Payment obligations financed during the year	1,149	1,067
Financed payment obligations paid during the year	(1,093)	(1,069)
Obligations outstanding, end of year	$237	$181

Fixed and Contingent Payments
As a result of the Adore Me transaction in December 2022, the Company agreed to pay further cash consideration, which included a minimum fixed payment along with consideration for potential additional payments based on the achievement of specified strategic objectives and EBITDA and net revenue goals within the two-year period following closing of the transaction.
During 2024, the Company made payments totaling $200 million, which included a fixed payment of $100 million and payments totaling $100 million relating to the achievement of specified strategic objectives. These payments made during 2024 were comprised of $161 million classified as financing cash outflows and $39 million classified as operating cash outflows in the Consolidated Statement of Cash Flows. The amount classified as operating cash outflows was subject to the continued employment of a certain Adore Me employee (“Contingent Compensation Payments”) and was recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income as it was earned.
During 2025, the Company made payments totaling $5 million related to the contingent payment based on Adore Me’s EBITDA and net revenue results compared to specified targets applicable to the two-year period following the close of the transaction. The payments made during 2025 were comprised of $4 million classified as financing cash outflows and $1 million of Contingent Compensation Payments classified as operating cash outflows in the Consolidated Statement of Cash Flows. The Contingent Compensation Payments were recognized as compensation expense within General, Administrative and Store Operating Expenses in the Consolidated Statements of Income as they were earned.
Fair Value
The authoritative guidance included in ASC 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Consolidated Statement of Income in the period that includes the enactment date. The Company treats the global intangible low-taxed income provision as a current period expense. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.

The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company’s policy is to include interest and penalties related to uncertain tax positions in income tax expense.
The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income.
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
The total carrying value of equity method investments was $53 million and $47 million as of January 31, 2026 and February 1, 2025, respectively. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
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
The Company sells gift cards with no expiration date and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when it is probable that a significant revenue reversal will not occur in the future (“gift card breakage”). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. The Company determines the gift card breakage rate estimate based on historical redemption patterns and reviews the breakage rate periodically throughout the year. Gift card breakage is included in Net Sales in the Consolidated Statements of Income.
Revenue earned in connection with the Company’s credit card arrangements is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated Statements of Income.
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
Costs of Goods Sold, Buying and Occupancy
The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight, duty and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network, as well as rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses and depreciation for the Company’s stores, warehouse facilities and equipment.
General, Administrative and Store Operating Expenses
The Company’s general, administrative and store operating expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising, credit card interchange fees and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.
In January 2026, the Company entered into a settlement agreement to resolve a credit card interchange fee litigation matter in which it was a plaintiff. As a result, the Company received a lump-sum cash payment and recorded a gain of $69 million, net of related administrative expenses, in General, Administrative and Store Operating Expenses in the 2025 Consolidated Statement of Income.

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
Recently Issued Accounting and Reporting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard is effective for annual reporting periods beginning in fiscal year 2025. The Company adopted this standard effective for its fiscal year 2025 Annual Report on Form 10-K on a retrospective basis and has included the required disclosures in Note 10, “Income Taxes.”
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
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $137 million as of January 31, 2026 and $112 million as of February 1, 2025. Accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, merchandise credits, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $257 million as of January 31, 2026 and $269 million as of February 1, 2025. The Company recognized $135 million as revenue in 2025 from amounts recorded as deferred revenue at the beginning of the period. As of January 31, 2026, the Company recorded deferred revenue of $248 million within Accrued Expenses and Other, and $9 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Stores — North America	$3,544	$3,428	$3,480
Direct	2,042	2,042	2,015
International (a)	967	760	687
Total Net Sales	$6,553	$6,230	$6,182
_______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partner sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in the Direct channel. Direct sales in the European Union reported in the International channel were $44 million in 2025.

The Company has a Victoria’s Secret and PINK multi-tender loyalty program, a co-branded credit card and a U.S. private label credit card through which customers can earn points on purchases of Victoria’s Secret and PINK product and through the co-branded credit card can earn points on purchases outside of the Company. A third-party financing company is the sole owner of the credit card accounts and underwrites the credit issued under the credit card programs. Revenue earned in connection with the Company’s credit card arrangements with the third-party is primarily recognized based on credit card sales and usage.
The Company recognized Net Sales of $80 million, $75 million and $95 million for 2025, 2024 and 2023, respectively, related to revenue earned in connection with its credit card arrangements.
3. Net Income Per Share
Net income per basic share is computed based on the weighted-average number of common shares outstanding. Net income per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted net income per share for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Common Shares	80	79	78
Treasury Shares	—	—	—
Basic Shares	80	79	78
Effect of Dilutive Awards	3	2	1
Diluted Shares	83	81	79
Anti-dilutive Awards (a)	1	1	2
 ________________
(a)Shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of net income per diluted share because their inclusion would have been anti-dilutive.
4. Restructuring Activities
In 2025, the Company implemented a series of strategic leadership appointments and restructuring actions designed to accelerate growth and continue to restructure its executive leadership team and organizational structure. Pre-tax severance, relocation and other expenses related to these activities of $13 million, of which $10 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2025 Consolidated Statement of Income.
In 2024, the Company made certain executive leadership appointments and changes to restructure its executive leadership team, including the appointment of a new CEO of the Company, the termination of the previous CEO and the elimination of two executive officer roles. Pre-tax severance, relocation and other expenses related to these activities of $13 million were recorded in 2024 and are included in General, Administrative and Store Operating Expenses in the 2024 Consolidated Statement of Income.
In 2023, the Company implemented restructuring actions to reorganize and improve its organizational structure. As a result, pre-tax severance and related costs of $11 million, of which $8 million are included in General, Administrative and Store Operating Expenses and $3 million are included in Costs of Goods Sold, Buying and Occupancy, are included in the 2023 Consolidated Statement of Income.
In 2025, the Company made payments of $17 million related to severance and related costs associated with these restructuring actions implemented in 2025, 2024 and 2023. Liabilities, after accrual adjustments, related to these restructuring actions of $11 million are included in the January 31, 2026 Consolidated Balance Sheet.
5. Inventories
The following table provides details of Inventories as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Finished Goods Merchandise	$1,013	$901
Raw Materials and Merchandise Components	58	54
Total Inventories	$1,071	$955

The above amounts are net of valuation adjustments for inventory where the cost exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory and net of loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory.
In the fourth quarter of 2025, the Company recorded inventory reserves of $34 million included in Costs of Goods Sold, Buying and Occupancy in the 2025 Consolidated Statement of Income related to the restructuring of its Adore Me and DailyLook fulfillment operations.
6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Land and Improvements	$27	$28
Buildings and Improvements	209	219
Furniture, Fixtures, Software and Equipment	1,997	2,225
Leasehold Improvements	997	1,004
Construction in Progress	31	27
Total	3,261	3,503
Accumulated Depreciation and Amortization	(2,530)	(2,729)
Property and Equipment, Net	$731	$774
Depreciation expense was $212 million in 2025, $226 million in 2024 and $259 million in 2023.
In 2024, the Company completed the sale of certain non-store corporate-related assets with an aggregate carrying value of $18 million. The net cash proceeds from the sale of these assets were $25 million and resulted in a gain of $7 million in Cost of Goods Sold, Buying and Occupancy in the 2024 Consolidated Statement of Income.
7. Leases
The following table provides the components of lease cost for operating leases for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Operating Lease Costs	$414	$410	$393
Variable Lease Costs	102	90	92
Short-term Lease Costs	11	13	14
Total Lease Cost	$527	$513	$499
The following table provides future maturities of operating lease liabilities as of January 31, 2026:

Fiscal Year	(in millions)
2026	$411
2027	357
2028	305
2029	268
2030	250
Thereafter	801
Total Lease Payments	$2,392
Less: Interest	(521)
Present Value of Operating Lease Liabilities	$1,871
As of January 31, 2026, the Company had additional operating lease commitments that have not yet commenced of approximately $59 million.

The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Weighted-Average Remaining Lease Term (years)	7.2	7.2
Weighted-Average Discount Rate	6.8%	6.8%
The Company paid $422 million in 2025, $416 million in 2024 and $406 million in 2023 for operating lease liabilities recorded on the Consolidated Balance Sheets. These payments are included within the Operating Activities section of the Consolidated Statement of Cash Flows.
In 2025, 2024 and 2023, the Company obtained $434 million, $437 million and $392 million, respectively, of additional lease assets as a result of new operating lease obligations.
Asset Retirement Obligations
The Company has asset retirement obligations primarily related to certain China joint venture-operated international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company’s liabilities for asset retirement obligations totaled $12 million as of January 31, 2026 and $9 million as of February 1, 2025. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
8. Intangible Assets
Goodwill
The Company’s Goodwill was $367 million as of January 31, 2026 and February 1, 2025.
The Company elected to perform its annual goodwill impairment assessment in the fourth quarter of 2025 using the quantitative approach, based on a weighted average of the market and income approaches. The market approach is based on earnings multiples of selected guideline public companies, while the income approach is based on estimated discounted future cash flows. The Company compared the total fair value of its reporting unit to the Company’s market capitalization to determine if the fair value was reasonable compared to external market indicators. The Company believes the use of significant assumptions within the valuation models are reasonable estimates of likely future events. The estimated fair value of the reporting unit was in excess of its carrying value, which resulted in a conclusion that no impairment existed as of January 31, 2026. The Company has not recorded any impairment charges for goodwill since becoming a publicly traded company in 2021.
Trade Name - Indefinite-Lived
The Victoria’s Secret trade name, an indefinite-lived intangible asset, was $246 million as of January 31, 2026 and February 1, 2025.
In the fourth quarter of 2025, the Company performed its annual impairment assessment of the Victoria’s Secret trade name using the qualitative approach. To estimate the fair value of the trade name, the Company used the relief from royalty method under the income approach. Based on the results of the assessment, the estimated fair value of the trade name was in excess of its carrying value, which resulted in a conclusion that no impairment existed as of January 31, 2026. No impairment has been recorded for this indefinite-lived intangible asset in 2025, 2024 or 2023.
Definite-Lived Intangible Assets
The Company’s definite-lived intangible assets, consist of customer relationships, developed technology and the Adore Me trade name. As of January 31, 2026, the Company’s definite-lived intangible assets were recorded at their fair value of $0. As of February 1, 2025, the Company’s definite-lived intangible assets had a gross carrying amount of $180 million, accumulated amortization of $50 million and net carrying amount of $130 million.
Amortization expense for definite-lived intangible assets was $19 million, $25 million and $25 million for 2025, 2024 and 2023, respectively.

Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. In the fourth quarter of 2025, as a result of the decision to initiate a strategic review of the DailyLook business on a stand-alone basis and other operational changes, the Company separated the assets of the Adore Me business (“Adore Me Asset Group”) and DailyLook business into two asset groups for the purpose of performing an asset recoverability assessment. The stand-alone operating cash flows of the Adore Me Asset Group indicated it should be evaluated for impairment. Accordingly, the Company evaluated the estimated undiscounted future cash flows of the Adore Me Asset Group and determined they were less than its carrying value. The next step of the evaluation required the Company to determine the fair value of the long-lived assets of the Adore Me Asset Group. The Company utilized the income approach to determine the fair values of the long-lived assets. The income approach estimates fair value based on the estimated discounted future cash flows of the Adore Me Asset Group, which are considered non-recurring Level 3 inputs in accordance with ASC 820, Fair Value Measurement. The Company determined the fair values of the definite-lived intangible and property and equipment assets were nominal and, as a result, impairment charges of $120 million were recorded in 2025, of which $116 million are included in General, Administrative and Store Operating Expenses and $4 million are included in Cost of Goods Sold, Buying and Occupancy in the 2025 Consolidated Statement of Income. These impairment charges were comprised of $110 million to fully impair the definite-lived intangible assets and $10 million to fully impair property and equipment assets.
9. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$191	$209
Compensation, Payroll Taxes and Benefits	170	150
Accrued Freight and Other Logistics	35	36
Deferred Revenue on Loyalty and Credit Card Programs	32	33
Taxes, Other than Income	32	30
Accrued Marketing	25	25
Deferred Revenue on Direct Shipments Not Yet Delivered	25	14
Accrued Duty	24	14
Returns Reserve	17	17
Accrued Claims on Self-insured Activities	17	14
Rent	6	4
Accrued Interest	5	7
Other	94	80
Total Accrued Expenses and Other	$673	$633

10. Income Taxes
The following table provides the components of the Company’s Provision for Income Taxes for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Current:
U.S. Federal	$26	$46	$19
U.S. State	13	17	10
Non-U.S.	29	18	18
Total	68	81	47
Deferred:
U.S. Federal	(22)	(26)	(14)
U.S. State	(6)	(6)	(2)
Non-U.S.	(21)	3	—
Total	(49)	(29)	(16)
Provision for Income Taxes	$19	$52	$31
The following table provides the components of Income Before Income Taxes for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
U.S.	$65	$129	$35
Non-U.S.	143	92	112
Income Before Income Taxes	$208	$221	$147

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2025, 2024 and 2023:

	2025		2024		2023
	(in millions)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$44	21.0%	$46	21.0%	$31	21.0%
State and Local Income Taxes, Net of Federal (1)	8	3.7%	8	3.7%	6	4.1%
Foreign Tax Effects
China
Valuation Allowance Adjustments	(31)	(15.1%)	(1)	(0.4%)	(2)	(1.5%)
Withholding Taxes and Other (2)	4	1.8%	2	1.0%	2	1.1%
Hong Kong
Foreign Rate Differential	(3)	(1.2%)	(3)	(1.3%)	(3)	(2.3%)
Nontaxable or Nondeductible Items	(6)	(2.6%)	(8)	(3.6%)	(10)	(6.8%)
Minimum Tax	5	2.5%	—	—%	—	—%
India
Withholding Taxes and Other (2)	4	1.8%	3	1.0%	1	0.5%
Malta
Foreign Rate Differential	5	2.4%	—	—%	—	—%
Nontaxable or Nondeductible Items	(11)	(5.1%)	—	—%	—	—%
Tax Credit	(1)	(0.7%)	—	—%	—	—%
Puerto Rico
Withholding Taxes and Other (2)	1	0.6%	1	0.6%	2	1.4%
Other Foreign Jurisdictions
Withholding Taxes and Other (2)	8	3.7%	8	3.4%	6	3.9%
Effect of Cross-Border Tax Laws
Net Controlled Foreign Corporation Income	4	1.8%	2	0.9%	4	2.4%
Foreign-Derived Deduction Eligible Income	(4)	(1.7%)	(3)	(1.2%)	(2)	(1.2%)
Tax Credits
Jobs Tax Credit	(2)	(0.7%)	(2)	(0.7%)	(2)	(1.1%)
Foreign Tax Credit	(12)	(5.7%)	(10)	(4.7%)	(9)	(5.7%)
Valuation Allowances	(3)	(1.5%)	1	0.4%	(2)	(1.1%)
Nontaxable or Nondeductible Items
Share-based Compensation	1	0.6%	3	1.4%	1	0.8%
Compensation, Other than Share-based	6	2.7%	7	3.0%	8	5.5%
Income from Unconsolidated Affiliate	(1)	(0.6%)	(2)	(0.9%)	(2)	(1.1%)
Other	2	1.0%	—	—%	1	0.6%
Changes in Unrecognized Tax Benefits	1	0.5%	—	—%	1	0.9%
Effective Tax Rate	$19	9.2%	$52	23.6%	$31	21.4%
(1) California, New York, Texas, Florida and New Jersey comprise the majority (more than 50%) of state and local income taxes in this category, net of federal income tax effects.
(2) Includes withholding taxes and other taxes which are not material to the effective tax rate reconciliation.

Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 31, 2026 and February 1, 2025. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 31, 2026			February 1, 2025
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$113	$—	$113	$120	$—	$120
Leases	471	(432)	39	443	(402)	41
Deferred Revenue	42	—	42	47	—	47
Accrued Expenses	44	—	44	37	—	37
Share-based Compensation	13	—	13	14	—	14
Trade Name and Other Intangibles	—	(57)	(57)	—	(91)	(91)
Property and Equipment	—	(53)	(53)	—	(42)	(42)
Other	39	(13)	26	31	(10)	21
Valuation Allowance	(107)	—	(107)	(136)	—	(136)
Total Deferred Income Taxes	$615	$(555)	$60	$556	$(545)	$11
As of January 31, 2026, the Company had loss carryforwards of $113 million, of which $32 million has an indefinite carryforward. The remainder of the non-U.S. carryforwards, if unused, will expire at various dates from 2026 through 2042. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
The valuation allowances were $107 million and $136 million in 2025 and 2024, respectively. In 2025, the Company released a $24 million valuation allowance on deferred tax assets associated with the Company’s consolidated joint venture in China due to the financial performance of the joint venture over the past three years and the expectation that the Company will be able to realize the deferred tax assets in future periods.
The following table provides income taxes paid by jurisdiction for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Federal	$58	$26	$36
State	9	12	12
Foreign
Hong Kong	3	2	11
Other	17	14	15
Total Income Tax Payments	$87	$54	$74
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2025, 2024 and 2023, without interest and penalties:

	2025	2024	2023
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$43	$38	$31
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	2	9	9
Increases to Unrecognized Tax Benefits for Prior Years, Including Acquisitions	2	—	13
Decreases to Unrecognized Tax Benefits for Prior Years	(3)	(4)	(15)
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(29)	—	—
Decreases to Unrecognized Tax Benefits due to Lapse of Statute of Limitations	(4)	—	—
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$11	$43	$38

Of the total gross unrecognized tax benefits, approximately $10 million, $40 million and $35 million at January 31, 2026, February 1, 2025, and February 3, 2024, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of less than $1 million in 2025 and $2 million in 2024 and 2023. The Company has accrued approximately $5 million for the payment of interest and penalties as of January 31, 2026 and February 1, 2025. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files income tax returns with the U.S. and various state, local, and non-U.S. jurisdictions. The Company participates in the Compliance Assurance Process (“CAP”) of the Internal Revenue Service. As part of CAP, tax years are examined on a contemporaneous basis. The Company is not subject to U.S. federal examination for years prior to fiscal year 2020. The Company is currently under examination, or may be subject to examination, by various state and local tax jurisdictions for fiscal year 2017 through 2024, and non-U.S. tax jurisdictions for fiscal year 2015 through 2024. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.
11. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$383 million Term Loan due August 2028 (“Term Loan Facility”)	$379	$382
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	—	—
Total Senior Secured Debt with Subsidiary Guarantee	379	382
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	596	595
Total Senior Debt with Subsidiary Guarantee	596	595
Total	975	977
Current Debt	(4)	(4)
Total Long-term Debt, Net of Current Portion	$971	$973
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2026	$4
2027	4
2028	375
2029	600
2030	—
Thereafter	—
Cash paid for interest was $66 million, $77 million and $87 million in 2025, 2024 and 2023, respectively.

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
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $4 million during 2025, 2024 and 2023.
In December 2025, the Company amended its Term Loan Facility. The amendment reduces the applicable interest rate on loans under the Term Loan Facility (i) in the case of loans bearing interest based on Term SOFR, to 2.75% and (ii) in the case of alternate base rate loans, to 1.75%. Prior to the amendment, interest on the loans under the Term Loan Facility was calculated by reference to Term SOFR or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR loans, ranging from 3.36% to 3.68% and (ii) in the case of alternate base rate loans, equal to 2.25%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral of the ABL Facility, subject to customary exceptions. As of January 31, 2026, the interest rate on loans under the Term Loan Facility was 6.49%.
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
In May 2025, the Company amended its ABL Facility. The amendment, among other things, (i) extends the maturity date of the ABL Facility to the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date, (ii) reduces the applicable interest rate on borrowings under the ABL Facility (a) in the case of loans bearing interest based on Term SOFR or Term CORRA, to 1.50% to 1.75%, (b) in the case of alternate base rate loans and Canadian base rate loans, to 0.50% to 0.75% and (c) by removing the credit spread adjustment on SOFR-based borrowings and (iii) replaces CDOR with Term CORRA with respect to Canadian borrowings.
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
The Company borrowed $545 million, $460 million and $465 million from the ABL Facility during 2025, 2024 and 2023, respectively, and made payments of $545 million, $605 million and $615 million under the ABL Facility during 2025, 2024 and 2023, respectively. As of January 31, 2026, there were no borrowings outstanding under the ABL Facility and the Company had $17 million of outstanding letters of credit that reduced its availability under the ABL Facility. As of January 31, 2026, the Company’s remaining availability under the ABL Facility was $589 million.

The Company’s long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit the Company’s ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of January 31, 2026, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
12. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions, credit and debit card receivables and highly liquid investments with original maturities of 90 days or less. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Principal Value	$983	$987
Fair Value, Estimated (a)	971	940
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
Recurring Fair Value Measurements
The following table provides a summary of the Company’s contingent consideration recognized at fair value related to the Adore Me acquisition as of January 31, 2026, February 1, 2025 and February 3, 2024 (in millions):

Balance Sheet Location	Measurement Level	January 31, 2026	February 1, 2025	February 3, 2024
Accrued Expenses and Other	Level 3	$—	$—	$74
Other Long-term Liabilities	Level 3	—	—	18
The estimated fair value of the contingent consideration related to the Adore Me acquisition was valued using a Scenario-Based method and a Monte Carlo simulation prior to the final amounts being paid. This method utilized inputs including discount rates, estimated probability of achievement of certain milestones, forecasted revenues, forecasted EBITDA and volatility rates. These are considered Level 3 inputs in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the contingent consideration were recorded within General, Administrative and Store Operating Expenses on the Consolidated Statements of Income. For additional information regarding the contingent consideration, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.”
13. Comprehensive Income (Loss)
Comprehensive Income (Loss) includes gains and losses on foreign currency translation. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets and Consolidated Statements of Equity.

The following table provides the rollforward of accumulated other comprehensive income (loss) for 2025:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 1, 2025	$(1)	$(1)
Other Comprehensive Income Before Reclassifications	7	7
Tax Effect	—	—
Current-period Other Comprehensive Income	7	7
Balance as of January 31, 2026	$6	$6
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2024:

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of February 3, 2024	$—	$—
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of February 1, 2025	$(1)	$(1)
The following table provides the rollforward of accumulated other comprehensive income for 2023:

	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2023	$1	$1
Other Comprehensive Loss Before Reclassifications	(1)	(1)
Tax Effect	—	—
Current-period Other Comprehensive Loss	(1)	(1)
Balance as of February 3, 2024	$—	$—
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
In April 2023, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York alleging that Victoria’s Secret Stores employs manual workers in New York state and failed to pay hourly wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. As of January 31, 2026, the lawsuit has been settled and the Company is accrued for the settlement.

15. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for employees who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and may contribute additional amounts at the discretion of the Human Capital and Compensation Committee of the Board and based on the Company’s performance and a percentage of the associates’ eligible annual compensation. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings vest over a three-year period. Total expense recognized related to the qualified plan was $36 million for 2025, $29 million for 2024 and $42 million for 2023.
16. Shareholders’ Equity
Rights Plan
In May 2025, the Board approved the adoption of a limited-duration shareholder rights plan (“Rights Plan”) intended to protect the best interests of all Company stockholders. Pursuant to the Rights Plan, the Company issued one right for each share of common stock as of the close of business on May 29, 2025. The rights will initially trade with the Company’s common stock and will generally become exercisable only if any person (or any persons acting as a group under applicable securities laws) acquires 15% (or 20% for certain passive investors) or more of the outstanding common stock (the “triggering percentage”). If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of common stock (subject to adjustment). Under the Rights Plan, any person that owns more than the triggering percentage as of the adoption of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year term, expiring at the close of business on May 18, 2026. The Board may consider an earlier termination of the Rights Plan as circumstances warrant.
March 2024 Share Repurchase Program
In March 2024, the Board approved the March 2024 Share Repurchase Program, authorizing the repurchase of up to $250 million of the Company’s common stock, subject to market conditions and other factors, through open market, accelerated share repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The March 2024 Share Repurchase Program is open-ended in term and will continue until exhausted.
The Company has not repurchased any shares of its common stock under the March 2024 Share Repurchase Program.
January 2023 Share Repurchase Program
In January 2023, the Board approved a share repurchase program (“January 2023 Share Repurchase Program”), authorizing the repurchase of up to $250 million of the Company’s common stock. The authorization, which expired at the end of 2023, was utilized in 2023 to repurchase shares in the open market and under the accelerated share repurchase agreement described below.
In February 2023, as part of the January 2023 Share Repurchase Program, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $125 million of the Company’s common stock. In February 2023, the Company made an initial payment of $125 million to Goldman Sachs and received an initial delivery of 2.4 million shares of the Company’s common stock. As a result of the initial share delivery, there was an additional $1 million increase in Treasury Stock, which reflects the excise tax liability recorded related to the share repurchase in accordance with the Inflation Reduction Act of 2022.
In May 2023, upon final settlement of the ASR Agreement, the Company received an additional 1.3 million shares of the Company’s common stock from Goldman Sachs. The final number of shares received was based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement.
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

17. Share-based Compensation
Plan Summary
In 2021, the Board approved the Company’s 2021 Stock Option and Performance Incentive Plan (“2021 Plan”). In 2024, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the plan by 5 million shares. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted share units, performance share units, unrestricted shares, converted awards, replacement awards and substitute awards.
Under the amended 2021 Plan, 15 million options, restricted shares and unrestricted shares have been authorized to be granted to employees and directors. There were 6 million options and shares available for grant as of January 31, 2026.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$19	$20	$17
General, Administrative and Store Operating Expenses	36	40	39
Total Share-based Compensation Expense	$55	$60	$56
The tax benefit associated with recognized share-based compensation expense was $8 million for 2025, $11 million for 2024 and $9 million for 2023.
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
During 2025, 2024 and 2023, the Company granted certain performance share unit awards that include a specified market condition which determines, in part, the number of shares that vest under the award. The market condition compares the Company’s total shareholder return over the performance period to that of a designated peer group. The performance share unit awards were valued using a Monte Carlo simulation model, which requires certain assumptions, including a risk-free interest rate, which was 4.0% for 2025, 4.5% for 2024 and 4.0% for 2023, and expected volatility, which was 62.5% for 2025, 45.4% for 2024 and 47.1% for 2023. The risk-free interest rate assumption is based on U.S. treasury constant maturity yields on the grant date with a term corresponding to the length of the remaining performance period. The expected volatility assumption is based on the historical volatility of the Company’s common stock corresponding to the length of the performance period of the award. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends since becoming an independent, publicly traded company.
The following table provides the Company’s restricted stock activity for the fiscal year ended January 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested as of February 1, 2025	5,655	$25.03
Granted	3,399	21.50
Vested	(2,020)	27.17
Cancelled	(1,462)	25.63
Unvested as of January 31, 2026	5,572	$21.88
The weighted-average estimated fair value of restricted stock awards granted was $21.50 per share for 2025, $19.05 per share for 2024 and $28.60 per share for 2023.
The Company’s total intrinsic value of restricted stock awards that vested was $44 million for 2025, $30 million for 2024 and $35 million for 2023. The Company’s total fair value at grant date of restricted stock awards that vested was $55 million for 2025, $52 million for 2024 and $44 million for 2023. The tax benefit realized from tax deductions associated with restricted stock awards that vested was $8 million for 2025, $6 million for 2024 and $7 million for 2023.

As of January 31, 2026, there was $46 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.
18. Segment Information
The Company’s segments are based on the financial information the Company’s Chief Operating Decision Maker (“CODM”), who is the CEO, uses to evaluate performance and allocate resources. The Company has one reportable segment. The CODM assesses performance for the Company’s single reportable segment and decides how to allocate resources based on Net Income Attributable to Victoria’s Secret & Co. as reported on the Consolidated Statements of Income.
The following table provides the Company’s segment information for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Net Sales	$6,553	$6,230	$6,182
Costs of Goods Sold	(2,812)	(2,591)	(2,564)
Buying and Occupancy Expenses	(1,357)	(1,355)	(1,376)
General, Administrative and Store Operating Expenses (a)	(1,668)	(1,545)	(1,542)
Advertising and Marketing Expenses	(445)	(429)	(454)
Operating Income	$271	$310	$246
Interest Expense	(70)	(86)	(99)
Provision for Income Taxes	(19)	(52)	(31)
Other Items (b)	(21)	(7)	(7)
Net Income Attributable to Victoria’s Secret & Co.	$161	$165	$109
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income attributable to noncontrolling interest, interest income and other miscellaneous expense items.
The Company derives revenue primarily from its sale of women’s intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 2, “Revenue Recognition.”
The following table provides Net Sales by geographic location for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
U.S. (a)	$5,391	$5,252	$5,272
Outside of the U.S. (b)	1,162	978	910
Total Net Sales	$6,553	$6,230	$6,182
_______________
(a)Includes U.S. territories.
(b)Includes sales from Company-operated stores outside of the U.S., royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency.
The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
U.S. (a)	$2,211	$2,136
Outside of the U.S.	188	143
Total Long-lived Assets	$2,399	$2,279
_______________
(a)Includes U.S. territories.
As the Company is one reportable segment, for additional information on assets, capital expenditures, depreciation and amortization of long-lived assets and other significant non-cash transactions, see the financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

19. Subsequent Events
Strategic Alternatives for DailyLook
On March 5, 2026, the Company announced that it initiated a strategic review of DailyLook, a digitally-based, premium subscription styling service for women’s apparel and accessories. DailyLook was acquired through the Adore Me transaction.
Tariffs
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. Following the Supreme Court’s decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. It is unclear at this time what impact these decisions will have on the Company’s results of operations, including whether the Company will be able to obtain refunds for amounts previously paid for the IEEPA tariffs, any changes in tariff levels, or the imposition of new tariffs through other means.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and our Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our CEO and our Chief Financial and Operating Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 31, 2026 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 31, 2026 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees and other covered persons. These policies and procedures are designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of the Company’s Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1. Further, it is the Company’s policy to comply with all applicable laws, rules, regulations and listing standards when repurchasing shares or otherwise engaging in transactions in the Company’s securities.
The Company has not granted stock options since becoming an independent, publicly traded company and does not currently plan to grant stock options. Accordingly, the Company does not maintain formal policies regarding the timing of option awards in relation to material nonpublic information.
Information regarding the Company’s directors and corporate governance is set forth under the captions “Proposal One: Election of Directors,” “Corporate Governance—Role of the Board,” “—Board of Directors,” “—Board Policies and Practices,” “—Board Committees,” “—Corporate Governance Policies and Practices,” and “Beneficial Ownership of Shares” in the Proxy Statement for our 2026 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Beneficial Ownership of Shares—Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K.

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
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of January 31, 2026.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,822,200	$35.28	(2)	5,879,091
Equity compensation plans not approved by security holders	—	—		—
Total	5,822,200	$35.28		5,879,091
 ________________
(1)Includes the Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan, as amended.
(2)Does not include outstanding rights to receive common stock upon the vesting of restricted share awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information regarding certain relationships and related transactions is set forth under the captions “Corporate Governance—Related Party Transactions” and “Corporate Governance—Board of Directors—Director Independence” in the Proxy Statement and is incorporated herein by reference.

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

The following consolidated financial statements of Victoria’s Secret & Co. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025

Consolidated Statements of Equity for the Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Cash Flows for the Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

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

		3.	Articles of Incorporation and Bylaws.

		3.1	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2024).

		3.2	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 17, 2023).

		3.3	Certificate of Designations of Series A Preferred Stock of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).

		4.	Instruments Defining the Rights of Security Holders.

		4.1	Description of the Registrant's Securities.

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

4.4
Rights Agreement, dated as of May 19, 2025, between Victoria’s Secret & Co. and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Right Certificate attached as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).

10.	Material Contracts.

10.1**	Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed on July 19, 2021).

10.2**	Victoria’s Secret & Co. Associate Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on July 19, 2021).

10.3	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2021).

10.4
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on August 3, 2021).

10.5
First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on August 3, 2021).

10.6
Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on August 3, 2021).

10.7**	Victoria’s Secret & Co. 2021 Cash Incentive Compensation Performance Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on August 3, 2021).

10.8	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2021).

10.9**
Executive Severance Agreement by and between VS Service Company, LLC and Dein Boyle, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 3, 2022).

10.10^
Amendment No. 1 to First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated May 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on September 1, 2023).

10.11
Amendment No. 1 to Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated May 8, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on September 1, 2023).

10.12**
Executive Severance Agreement by and between VS Service Company, LLC and Melinda McAfee, dated as of June 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on June 7, 2024).

10.13**
Executive Employment Agreement by and between VS Service Company, LLC and Hillary Super, dated as of August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2024).

10.14**	Amendment to the Victoria's Secret & Co. 2021 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 14, 2024).

10.15**
Executive Severance Agreement by and between VS Service Company, LLC and Scott Sekella, dated as of January 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2025).

10.16
Amendment No. 2 to Revolving Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JPMorgan Chase Bank, N.A., dated May 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2025).

10.17**	Executive Severance Agreement by and between VS Service Company, LLC and Elizabeth Preis, dated as of April 23, 2025.

10.18^	Amendment No. 2 to First Lien Credit Agreement by and among Victoria’s Secret & Co. and the Lenders named therein and JP Morgan Chase Bank, N.A., dated December 15, 2025.

10.19**	Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement.

10.20**	Form of Victoria’s Secret & Co. 2021 Stock Option and Performance Incentive Plan Performance Share Unit Award Agreement.

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Powers of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed on March 21, 2025).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 20, 2026

VICTORIA’S SECRET & CO. (Registrant)

By:	/s/ Scott Sekella
Scott Sekella Chief Financial and Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2026:

Signature	Title

/s/ Hillary Super	Director and Chief Executive Officer
Hillary Super	(Principal Executive Officer)

/s/ Scott Sekella	Chief Financial and Operating Officer
Scott Sekella	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donna James*	Chair of the Board of Directors
Donna James

/s/ Irene Chang Britt*	Director
Irene Chang Britt

/s/ Jacqueline Hernández*	Director
Jacqueline Hernández

/s/ Lauren Peters*	Director
Lauren Peters

/s/ Sarah Davis*	Director
Sarah Davis

/s/ Anne Sheehan*	Director
Anne Sheehan

/s/ Mariam Naficy*	Director
Mariam Naficy

/s/ Rod Little*	Director
Rod Little

/s/ David McCreight*	Director
David McCreight

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott Sekella
Scott Sekella Attorney-in-fact