Form 10-Q
period 2026-05-02
Victoria's Secret & Co.
filed 2026-06-05
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40515
 _________________________________
VICTORIA'S SECRET & CO.
(Exact name of registrant as specified in its charter)
 _______________________________

Delaware			86-3167653
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
4 Limited Parkway East
	Reynoldsburg,	Ohio	43068
	(Address of principal executive offices)		(Zip Code)
(614)			577-7000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	VSXY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 29, 2026, the number of outstanding shares of the Registrant’s common stock was 79,491,720 shares.

VICTORIA’S SECRET & CO.

*
Victoria’s Secret & Co.’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2026” and “first quarter of 2025” refer to the thirteen-week periods ended May 2, 2026 and May 3, 2025, respectively, and “fiscal year 2026” and “fiscal year 2025” refer to the fifty-two-week period ending January 30, 2027 and the fifty-two-week period ended January 31, 2026, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2026	2025
Net Sales	$1,560	$1,353
Costs of Goods Sold, Buying and Occupancy	(975)	(879)
Gross Profit	585	474
General, Administrative and Store Operating Expenses	(509)	(454)
Operating Income	76	20
Interest Expense	(15)	(17)
Other Income	3	3
Income Before Income Taxes	64	6
Provision for Income Taxes	7	3
Net Income	57	3
Less: Net Income Attributable to Noncontrolling Interest	9	5
Net Income (Loss) Attributable to Victoria’s Secret & Co.	$48	$(2)
Net Income (Loss) Per Basic Share Attributable to Victoria’s Secret & Co.	$0.59	$(0.02)
Net Income (Loss) Per Diluted Share Attributable to Victoria’s Secret & Co.	$0.56	$(0.02)

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2026	2025
Net Income	$57	$3
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	1
Total Other Comprehensive Income (Loss), Net of Tax	(1)	1
Total Comprehensive Income	56	4
Less: Net Income Attributable to Noncontrolling Interest	9	5
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	(1)	(1)
Comprehensive Income Attributable to Victoria’s Secret & Co.	$48	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 2, 2026	January 31, 2026	May 3, 2025
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$207	$518	$138
Accounts Receivable, Net	185	186	153
Inventories	1,098	1,071	1,043
Other	136	108	121
Total Current Assets	1,626	1,883	1,455
Property and Equipment, Net	736	731	763
Operating Lease Assets	1,650	1,631	1,534
Goodwill	367	367	367
Trade Names	246	246	279
Other Intangible Assets, Net	—	—	90
Deferred Income Taxes	54	65	23
Other Assets	91	90	69
Total Assets	$4,770	$5,013	$4,580
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$412	$493	$423
Accrued Expenses and Other	573	673	543
Current Debt	4	4	4
Current Operating Lease Liabilities	264	295	260
Income Taxes	33	42	26
Total Current Liabilities	1,286	1,507	1,256
Deferred Income Taxes	5	5	16
Long-term Debt	986	971	1,078
Long-term Operating Lease Liabilities	1,597	1,576	1,482
Other Long-term Liabilities	51	44	75
Total Liabilities	3,925	4,103	3,907
Shareholders’ Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 79, 80, and 80 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	322	345	302
Accumulated Other Comprehensive Income	6	6	1
Retained Earnings	461	504	341
Total Victoria’s Secret & Co. Shareholders’ Equity	790	856	645
Noncontrolling Interest	55	54	28
Total Equity	845	910	673
Total Liabilities and Equity	$4,770	$5,013	$4,580

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

First Quarter 2026

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 31, 2026	80	$1	$345	$6	$504	$—	$856	$54	$910
Net Income	—	—	—	—	48	—	48	9	57
Other Comprehensive Loss	—	—	—	—	—	—	—	(1)	(1)
Total Comprehensive Income	—	—	—	—	48	—	48	8	56
Repurchases of Common Stock	(2)	—	—	—	—	(100)	(100)	—	(100)
Treasury Share Retirements	—	—	(9)	—	(91)	100	—	—	—
Share-based Compensation Expense	—	—	13	—	—	—	13	—	13
Tax Payments related to Share-based Awards	(1)	—	(28)	—	—	—	(28)	—	(28)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(7)	(7)
Other	2	—	1	—	—	—	1	—	1
Balance, May 2, 2026	79	$1	$322	$6	$461	$—	$790	$55	$845

First Quarter 2025

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664
Net Income (Loss)	—	—	—	—	(2)	—	(2)	5	3
Other Comprehensive Income (Loss)	—	—	—	2	—	—	2	(1)	1
Total Comprehensive Income (Loss)	—	—	—	2	(2)	—	—	4	4
Share-based Compensation Expense	—	—	14	—	—	—	14	—	14
Tax Payments related to Share-based Awards	—	—	(10)	—	—	—	(10)	—	(10)
Other	1	—	1	—	—	—	1	—	1
Balance, May 3, 2025	80	$1	$302	$1	$341	$—	$645	$28	$673

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2026	2025
Operating Activities:
Net Income	$57	$3
Adjustments to Reconcile Net Income to Net Cash Used for Operating Activities:
Depreciation and Amortization	54	62
Share-based Compensation Expense	13	14
Deferred Income Taxes	11	5
Changes in Assets and Liabilities:
Accounts Receivable	2	8
Inventories	(26)	(86)
Accounts Payable, Accrued Expenses and Other	(181)	(98)
Income Taxes	(11)	(7)
Other Assets and Liabilities	(56)	(51)
Net Cash Used for Operating Activities	(137)	(150)
Investing Activities:
Capital Expenditures	(54)	(43)
Net Cash Used for Investing Activities	(54)	(43)
Financing Activities:
Repurchases of Common Stock	(100)	—
Borrowings from Asset-based Revolving Credit Facility	55	160
Repayments of Borrowings from Asset-based Revolving Credit Facility	(40)	(55)
Tax Payments related to Share-based Awards	(28)	(10)
Distribution to Noncontrolling Interest	(7)	—
Payments of Long-term Debt	(1)	(1)
Other Financing Activities	—	12
Net Cash Provided by (Used for) Financing Activities	(121)	106
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)
Net Decrease in Cash and Cash Equivalents	(311)	(89)
Cash and Cash Equivalents, Beginning of Period	518	227
Cash and Cash Equivalents, End of Period	$207	$138

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women’s intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 860 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has more than 560 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide through stores and digital channels.
In the first quarter of 2026 and in fiscal year 2025, the Company implemented certain restructuring actions to continue to restructure its executive leadership team and organizational structure. For additional information, see Note 3, “Restructuring Activities.”
On May 21, 2026, subsequent to the end of the first quarter of 2026, the Company announced that its common stock would begin trading under the new ticker symbol VSXY on the New York Stock Exchange when markets opened on June 2, 2026.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2026” and “first quarter of 2025” refer to the thirteen-week periods ended May 2, 2026 and May 3, 2025, respectively, and “fiscal year 2026” and “fiscal year 2025” refer to the fifty-two-week period ending January 30, 2027 and the fifty-two-week period ended January 31, 2026, respectively.
Basis of Consolidation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has a joint venture to operate Victoria’s Secret stores and the related online business in China (“China Joint Venture”). The Company owns 51% and has control over the joint venture, thus, the joint venture’s assets, liabilities and results of operations are consolidated in the Company’s consolidated financial statements.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 2, 2026 and May 3, 2025 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2026 (“2025 Annual Report on Form 10-K”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week period ended May 2, 2026 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 30, 2027.
Equity Method Investments
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss), and the Company’s share of net income or loss from all other unconsolidated entities is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.

The carrying values of equity method investments were $54 million as of May 2, 2026, $53 million as of January 31, 2026 and $44 million as of May 3, 2025. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities’ assets, liabilities and results of operations and including them in the Company’s Consolidated Financial Statements. The share of the investment not owned by the Company is reflected in Noncontrolling Interest in the Consolidated Balance Sheets. The Company recognizes the share of net income or loss not attributable to the Company in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income (Loss). Noncontrolling interest represents the portion of equity interests in the China Joint Venture that is not owned by the Company. In the first quarter of 2026, the China Joint Venture distributed $15 million in cash, of which $8 million was distributed to the Company and $7 million was distributed to the noncontrolling interest partner. The distribution to the noncontrolling interest partner represents the 49% of the China Joint Venture not owned by the Company and is classified as a financing cash outflow in the 2026 Consolidated Statement of Cash Flows.
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of May 2, 2026, the Company’s investment portfolio was primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $137 million as of May 2, 2026, $237 million as of January 31, 2026 and $154 million as of May 3, 2025.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2026 that had a material impact on the Company’s results of operations, financial position or cash flows.
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.

Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs, primarily by removing references to project stages from capitalization criteria and further clarifying the threshold entities apply to begin capitalizing costs. This standard will be effective for interim and annual reporting periods beginning in fiscal year 2028, with early adoption permitted. This standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impacts of adopting this standard on its consolidated financial statements and related disclosures.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $141 million as of May 2, 2026, $137 million as of January 31, 2026 and $120 million as of May 3, 2025. Accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $226 million as of May 2, 2026, $257 million as of January 31, 2026 and $254 million as of May 3, 2025. The Company recognized $73 million as revenue in the first quarter of 2026 from amounts recorded as deferred revenue at the beginning of the fiscal year. As of May 2, 2026, the Company recorded deferred revenue of $218 million within Accrued Expenses and Other, and $8 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the first quarter of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Stores – North America	$803	$721
Direct	469	433
International (a)	288	199
Total Net Sales	$1,560	$1,353
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partners’ sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in the Direct channel. Direct sales in the European Union reported in the International channel were $17 million in the first quarter of 2026.
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
The Company recognized Net Sales of $20 million and $17 million in the first quarter of 2026 and 2025, respectively, related to revenue earned in connection with its credit card arrangements.
3. Restructuring Activities
In the first quarter of 2026, the Company implemented certain strategic leadership appointments and restructuring actions designed to further advance its Path to Potential strategy by continuing to restructure its executive leadership team and organizational structure. Pre-tax severance and other expenses related to these activities of $5 million are included in the first quarter of 2026 Consolidated Statement of Income, of which $3 million are included in General, Administrative and Store Operating Expenses and $2 million are included in Costs of Goods Sold, Buying and Occupancy.
In the first quarter and throughout fiscal year 2025, the Company implemented a series of strategic leadership appointments and restructuring actions designed to accelerate growth and continue to restructure its executive leadership team and organizational structure. The Company incurred severance, relocation and other expenses related to these activities in the first quarter and throughout fiscal year 2025.
In the first quarter of 2026, the Company made payments of $5 million related to severance and related costs associated with these restructuring actions implemented in fiscal years 2026 and 2025. Liabilities, after accrual adjustments, related to these restructuring actions of $10 million are included in the May 2, 2026 Consolidated Balance Sheet.

4. Net Income (Loss) Per Share and Shareholders’ Equity
Net Income (Loss) Per Share
Net income (loss) per basic share is computed based on the weighted-average number of common shares outstanding during the period. Net income (loss) per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted net income (loss) per share for the first quarter of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Common Shares	81	79
Treasury Shares	—	—
Basic Shares	81	79
Effect of Dilutive Awards (a)	4	—
Diluted Shares	85	79
Anti-dilutive Awards (a)	—	6
 _______________
(a)For the first quarter of 2026, shares underlying certain restricted stock units, performance share units and options were excluded from the calculation of net income per diluted share because their inclusion would have been anti-dilutive. For the first quarter of 2025, shares underlying outstanding restricted stock units, performance share units and options were excluded from the calculation of net loss per diluted share as a result of the Company’s net loss for the period.
Shareholders’ Equity
March 2024 Share Repurchase Program
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
The Company repurchased the following shares of its common stock under the March 2024 Share Repurchase Program during the first quarter of 2026:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2024 Share Repurchase Program	$250	2,208	$100	$45.27
Shares repurchased under the March 2024 Share Repurchase Program were retired upon repurchase. As a result, in the first quarter of 2026 the Company retired 2.2 million shares repurchased under the March 2024 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $91 million in Retained Earnings.
As of May 2, 2026, the Company was authorized to repurchase up to $150 million of the Company’s common stock under the March 2024 Share Repurchase Program.
Rights Plan
In May 2025, the Board approved the adoption of a limited-duration shareholder rights plan (“Rights Plan”) intended to protect the best interests of all Company shareholders. The Rights Plan had a one-year term and expired pursuant to its terms at the close of business on May 18, 2026.

5. Inventories
The following table provides details of Inventories as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Finished Goods Merchandise	$1,038	$1,013	$988
Raw Materials and Merchandise Components	60	58	55
Total Inventories	$1,098	$1,071	$1,043
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
6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Property and Equipment, at Cost	$3,272	$3,261	$3,491
Accumulated Depreciation and Amortization	(2,536)	(2,530)	(2,728)
Property and Equipment, Net	$736	$731	$763
Depreciation expense was $49 million and $55 million for the first quarter of 2026 and 2025, respectively. Amortization expense for intangible assets was $6 million for the first quarter of 2025.
7. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$174	$191	$199
Compensation, Payroll Taxes and Benefits	91	170	61
Accrued Freight and Other Logistics	36	35	14
Taxes, Other than Income	34	32	33
Accrued Marketing	29	25	21
Deferred Revenue on Loyalty and Credit Card Programs	28	32	27
Accrued Duty	21	24	25
Returns Reserve	17	17	16
Accrued Claims on Self-insured Activities	17	17	14
Deferred Revenue on Direct Shipments Not Yet Delivered	16	25	15
Accrued Interest	12	5	14
Rent	7	6	4
Other	91	94	100
Total Accrued Expenses and Other	$573	$673	$543
8. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

For the first quarter of 2026, the Company’s effective tax rate was 11.7% compared to 50.9% in the first quarter of 2025. The first quarter of 2026 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the period. The first quarter of 2025 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from share-based compensation awards that vested in the period.
The Company paid income taxes in the amount of $8 million and $5 million for the first quarter of 2026 and 2025, respectively.
9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$382 million Term Loan due August 2028 (“Term Loan Facility”)	$378	$379	$381
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	15	—	105
Total Senior Secured Debt with Subsidiary Guarantee	393	379	486
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	597	596	596
Total Senior Debt with Subsidiary Guarantee	597	596	596
Total	990	975	1,082
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$986	$971	$1,078
Cash paid for interest was $6 million and $8 million for the first quarter of 2026 and 2025, respectively.
Issuance of 2029 Notes
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
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the first quarter of 2026 and 2025.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an applicable interest rate (i) in the case of loans bearing interest based on Term SOFR, equal to 2.75% and (ii) in the case of alternate base rate loans, equal to 1.75%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and its subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of May 2, 2026, the interest rate on the loans under the Term Loan Facility was 6.42%.
The Company also has a senior secured asset-based revolving credit facility, which will mature on the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million.

Interest on the loans under the ABL Facility is calculated by reference to Term SOFR or Term Canadian Overnight Repo Rate Average (“Term CORRA”) or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR or Term CORRA, ranging from 1.50% to 1.75%, and (ii) in the case of alternate base rate loans and Canadian base rate loans, ranging from 0.50% to 0.75%.
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
The Company borrowed $55 million and $160 million from the ABL Facility during the first quarter of 2026 and 2025, respectively, and made repayments of $40 million and $55 million under the ABL Facility during the first quarter of 2026 and 2025, respectively. As of May 2, 2026, there were borrowings of $15 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.15%. The Company had $17 million of outstanding letters of credit as of May 2, 2026 that further reduced its availability under the ABL Facility. As of May 2, 2026, the Company’s remaining availability under the ABL Facility was $685 million.
The Company’s long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company’s ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of May 2, 2026, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
10. Derivative Financial Instruments
The Company has Euro-denominated sales to customers and partners in the European Union which are fulfilled by the Company’s distribution center in Europe and subject to exchange rate risk as substantially all the merchandise sold is sourced through U.S. dollar transactions. Beginning in the first quarter of 2026, the Company uses foreign currency forward contracts designated as cash flow hedges (“Designated Cash Flow Hedges”) to mitigate this foreign currency exposure. These forward contracts currently have a maximum term of 12 months. The Company does not use derivative financial instruments for trading or speculative purposes.
All Designated Cash Flow Hedges are recorded on the Consolidated Balance Sheets at fair value and changes in fair value of the Designated Cash Flow Hedges are recorded in Accumulated Other Comprehensive Income. The gains and losses for these Designated Cash Flow Hedges are reclassified from Accumulated Other Comprehensive Income to Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss) upon sale of the hedged merchandise to the customer. The Company classifies proceeds received or amounts paid upon the settlement of a Designated Cash Flow Hedge in the same manner as the related hedged merchandise, which is in Operating Activities in the Consolidated Statements of Cash Flows.
As of May 2, 2026, outstanding Designated Cash Flow Hedges are recorded at their fair value of $1 million in Other Current Assets on the Consolidated Balance Sheet and had a U.S. dollar notional amount of $47 million. In the first quarter of 2026, a pre-tax gain of $1 million was recognized in Accumulated Other Comprehensive Income related to Designated Cash Flow Hedges. Prior to the first quarter of 2026, the Company did not have any Designated Cash Flow Hedges since becoming an independent, publicly traded company.
The Company estimates that $1 million of net pre-tax gains included in Accumulated Other Comprehensive Income as of May 2, 2026 related to Designated Cash Flow Hedges will be reclassified to Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss) within the next 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Principal Value	$982	$983	$986
Fair Value, Estimated (a)	967	971	912
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility approximates its fair value as of May 2, 2026, January 31, 2026 and May 3, 2025 based on the terms of the borrowings from the ABL Facility.
Recurring Fair Value Measurements
The following table provides a summary of the Company’s Designated Cash Flow Hedges recognized at fair value on a recurring basis as of May 2, 2026, January 31, 2026 and May 3, 2025 (in millions):

	Measurement Level	May 2, 2026	January 31, 2026	May 3, 2025
Designated Cash Flow Hedge Assets	Level 2	$1	$—	$—
The estimated fair values of the Designated Cash Flow Hedges were determined using the market approach, which utilizes observable market inputs, including spot and forward currency exchange rates. These are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. For additional information regarding the Designated Cash Flow Hedges, see Note 10, “Derivative Financial Instruments.”
12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria’s Secret & Co. for the first quarter of 2026:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 31, 2026	$6	$—	$6
Other Comprehensive Income Before Reclassifications	—	1	1
Tax Effect	—	(1)	(1)
Current-period Other Comprehensive Income	—	—	—
Balance as of May 2, 2026	$6	$—	$6
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
In April 2023, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of New York alleging that Victoria’s Secret Stores employs manual workers in New York state and failed to pay hourly wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. The lawsuit has been settled and during the first quarter of 2026, the Company paid the settlement in full.
14. Segment Information
The Company’s segments are based on the financial information the Company’s Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, uses to evaluate performance and allocate resources. The Company has one reportable segment. The CODM assesses performance of the Company’s single reportable segment and decides how to allocate resources based on Net Income (Loss) Attributable to Victoria’s Secret & Co. as reported on the Consolidated Statements of Income (Loss).
The following table provides the Company’s segment information for the first quarter of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Net Sales	$1,560	$1,353
Costs of Goods Sold	(634)	(558)
Buying and Occupancy Expenses	(341)	(321)
General, Administrative and Store Operating Expenses (a)	(403)	(356)
Advertising and Marketing Expenses	(106)	(98)
Operating Income	$76	$20
Interest Expense	(15)	(17)
Provision for Income Taxes	(7)	(3)
Other Items (b)	(6)	(2)
Net Income (Loss) Attributable to Victoria’s Secret & Co.	$48	$(2)
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income attributable to noncontrolling interest, interest income and other miscellaneous expense items.
The Company derives revenue primarily from its sale of women’s intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 2, “Revenue Recognition.”
The following table provides Net Sales by geographic location for the first quarter of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
U.S. (a)	$1,240	$1,113
Outside of the U.S. (b)	320	240
Total Net Sales	$1,560	$1,353
_______________
(a)Includes U.S. territories.
(b)Includes sales from Company-operated stores outside of the U.S., consolidated joint venture sales in China, royalties associated with franchise partners sales, wholesale sales, and net sales shipped internationally for direct channels operated by the Company. Certain of these sales are subject to the impact of fluctuations in foreign currency.

The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
U.S. (a)	$2,238	$2,211	$2,158
Outside of the U.S.	185	188	164
Total Long-lived Assets	$2,423	$2,399	$2,322
_______________
(a)Includes U.S. territories.
As the Company is one reportable segment, for additional information on assets, capital expenditures, depreciation and amortization of long-lived assets and other significant non-cash transactions, see Item 1. Financial Statements.
15. Subsequent Events
Subsequent to the end of the first quarter of 2026, BBRC International PTE Limited (“BBRC”) and its Chairman Brett Blundy initiated a proxy contest seeking to withhold votes against directors nominated for re-election at the Company’s upcoming 2026 Annual Meeting of Shareholders.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We caution that any forward-looking statements (as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995) contained in this report or made by us, our management, or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements, and any future performance or financial results expressed or implied by such forward-looking statements are not guarantees of future performance. Forward-looking statements include, without limitation, statements regarding our future operating results, the implementation and impact of our strategic plans, and our goals, intentions, beliefs and expectations. Words such as “estimate,” “commit,” “will,” “target,” “forecast,” “goal,” “project,” “plan,” “believe,” “seek,” “strive,” “expect,” “anticipate,” “intend,” “continue,” “potential” or the negative of these words and any similar expressions are intended to identify forward-looking statements. Risks associated with the following factors, among others, could affect our results of operations and financial performance and cause actual results to differ materially from those expressed or implied in any forward-looking statements:
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
•    our ability to incorporate artificial intelligence and other emerging technologies into our business operations successfully and ethically while effectively managing the associated risks;
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
•    our geographic concentration of production and distribution facilities in Southeast Asia and central Ohio;
•    the ability of our vendors to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•    fluctuations in freight, product input and energy costs;
•    our and our third-party service providers’ ability to implement and maintain information technology systems and to protect associated data and system availability;
•    our ability to maintain the security and privacy of customer, associate, third-party and company information;
•    stock price volatility;
•    shareholder activism matters;

•    our ability to maintain our credit ratings;
•    our ability to comply with legal and regulatory requirements; and
•    legal, tax, trade and other regulatory matters.
All forward-looking statements are made only as of the date of this report. Except as may be required by law, we assume no obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K filed with the SEC on March 20, 2026.
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
Net sales in the first quarter of 2026 increased 15%, to $1.560 billion, compared to the first quarter of 2025. In North America, net sales increased 11% in the stores channel and increased 8% in the direct channel compared to the first quarter of 2025. Traffic and average unit retail increased in our stores and direct channels compared to the first quarter of 2025. Net sales in our international channel increased 45% compared to the first quarter of 2025.
Our operating income in the first quarter of 2026 increased $56 million, to $76 million, compared to the first quarter of 2025 and our operating income rate (expressed as a percentage of net sales) increased to 4.9% from 1.5% in the first quarter of 2025. The increase in operating income compared to the first quarter of 2025 was primarily driven by an increase in net sales and improved merchandise margins.

We continue to focus on the key priorities of our Path to Potential growth plan: Supercharge our Bra Authority; Recommit to PINK; Fuel Growth in Beauty; and Evolve Our Brand Projection and Go-To-Market Strategy. We remain focused on managing costs, while continuing to invest in product innovation, brand strength and the customer experience. Together with the solid operational foundation we have built, we believe these efforts position us to scale effectively and give us confidence in our ability to drive sustainable long‑term value for our stockholders.
For additional information related to our first quarter of 2026 financial performance, see “Results of Operations.”
Tariffs and Macro Environment
Beginning in February 2025, the U.S. administration imposed tariffs on a broad range of imported goods under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court ruled tariffs imposed under the IEEPA were not authorized, and on March 4, 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund amounts previously collected, including applicable interest. The CBP has established a phased administrative process for submitting refund claims for certain IEEPA tariffs. We are in the process of requesting refunds for the IEEPA tariffs paid, however, the amount and timing of recoveries remain uncertain. As a result, as of May 2, 2026, we did not record a receivable related to potential IEEPA tariff refunds.
Following the Supreme Court’s decision relating to the IEEPA tariffs, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. We estimate tariffs, net of mitigation efforts, negatively impacted operating income by approximately $85 million in fiscal year 2025. We estimate tariffs, net of mitigation efforts, negatively impacted operating income by an incremental approximately $14 million in the first quarter of 2026 compared to the first quarter of 2025. It is unclear at this time what impact these decisions will have on our future results of operations, including the amount of refunds for the IEEPA tariffs previously paid, any changes in tariff levels or the imposition of new tariffs through other means. We continue to identify and execute mitigation strategies as the tariff environment evolves.
Proxy Contest
Subsequent to the end of the first quarter of 2026, BBRC and its Chairman Brett Blundy initiated a proxy contest seeking to withhold votes against directors nominated for re-election at our upcoming 2026 Annual Meeting of Shareholders. We expect to incur additional professional and legal fees associated with the proxy contest in the second quarter of 2026.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income (loss) attributable to Victoria’s Secret & Co. and net income (loss) per diluted share attributable to Victoria’s Secret & Co. on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded in the first quarter of 2025 from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

	First Quarter
(in millions, except per share amounts)	2026	2025
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$76	$20
Organizational Restructuring and Other One-time Items (a)	4	6
Amortization of Intangible Assets (b)	—	6
Adjusted Operating Income	$80	$32

Reconciliation of Reported to Adjusted Net Income (Loss) Attributable to Victoria’s Secret & Co.
Reported Net Income (Loss) Attributable to Victoria’s Secret & Co. - GAAP	$48	$(2)
Organizational Restructuring and Other One-time Items (a)	4	6
Amortization of Intangible Assets (b)	—	6
Tax Effect of Adjusted Items	(1)	(3)
Adjusted Net Income Attributable to Victoria’s Secret & Co.	$51	$7

Reconciliation of Reported to Adjusted Net Income (Loss) Per Diluted Share Attributable to Victoria’s Secret & Co.
Reported Net Income (Loss) Per Diluted Share Attributable to Victoria’s Secret & Co. - GAAP	$0.56	$(0.02)
Organizational Restructuring and Other One-time Items (a)	0.04	0.05
Amortization of Intangible Assets (b)	—	0.06
Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$0.60	$0.09
 ________________
(a)In the first quarter of 2026 and 2025, we recognized pre-tax net expense of $4 million and $6 million ($3 million and $4 million after-tax, respectively), $2 million and $2 million included in buying and occupancy expense and $2 million and $4 million included in general, administrative and store operating expense, related to activities to continue to restructure our executive leadership team and organizational structure, as well as other one-time items.
(b)In the first quarter of 2025, we recognized amortization expense of $6 million ($5 million after-tax) included in general, administrative and store operating expense, related to our definite-lived intangible assets.

Store Data
The following table compares U.S. company-operated store data for the first quarter of 2026 to the first quarter of 2025:

	First Quarter
	2026	2025	% Change
Sales per Average Selling Square Foot (a)	$143	$128	12%
Sales per Average Store (in thousands) (a)	$990	$880	13%
Average Store Size (selling square feet)	6,913	6,905	—%
Total Selling Square Feet (in thousands)	5,323	5,365	(1%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for the first quarter of 2026:

	Stores at			Stores at
	January 31, 2026	Opened	Closed	May 2, 2026
Company-Operated:
U.S.	766	3	(2)	767
Canada	24	—	—	24
Subtotal Company-Operated	790	3	(2)	791

China Joint Venture:
Beauty & Accessories (a)	20	—	(2)	18
Full Assortment	45	3	(2)	46
Subtotal China Joint Venture	65	3	(4)	64

Partner-Operated:
Beauty & Accessories	350	7	(8)	349
Full Assortment	212	6	(2)	216
Subtotal Partner-Operated	562	13	(10)	565

Adore Me	3	—	—	3
Total	1,420	19	(16)	1,423
________________
(a)Includes five partner-operated stores as of May 2, 2026.

The following table represents store data for first quarter of 2025:

	Stores at			Stores at
	February 1, 2025	Opened	Closed	May 3, 2025
Company-Operated:
U.S.	782	1	(11)	772
Canada	24	—	(1)	23
Subtotal Company-Operated	806	1	(12)	795

China Joint Venture:
Beauty & Accessories (a)	30	—	(2)	28
Full Assortment	40	—	—	40
Subtotal China Joint Venture	70	—	(2)	68

Partner-Operated:
Beauty & Accessories	324	7	(6)	325
Full Assortment	181	7	(3)	185
Subtotal Partner-Operated	505	14	(9)	510

Adore Me	6	—	(1)	5
Total	1,387	15	(24)	1,378
________________
(a)Includes twelve partner-operated stores as of May 3, 2025.
Results of Operations
First Quarter of 2026 Compared to First Quarter of 2025
Operating Income
For the first quarter of 2026, our operating income increased $56 million, to $76 million, compared to operating income of $20 million in the first quarter of 2025, and the operating income rate (expressed as a percentage of net sales) increased to 4.9% from 1.5%. The drivers of our operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2026 in comparison to the first quarter of 2025:

	2026	2025	% Change
First Quarter	(in millions)
Stores – North America	$803	$721	11%
Direct	469	433	8%
International (a)	288	199	45%
Total Net Sales	$1,560	$1,353	15%
 _______________
(a)Results include consolidated joint venture sales in China, royalties associated with franchise partners’ sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in our Direct channel. Direct sales in the European Union reported in the International channel were $17 million in the first quarter of 2026.

The following table compares the first quarter of 2026 comparable sales to the first quarter of 2025:

	2026	2025
Comparable Sales (Stores and Direct) (a)	13%	(1%)
Comparable Store Sales (a)	10%	(1%)
_______________
(a)The percentage change in comparable sales represents comparable store and direct sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Individual stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more and direct channels are excluded from the comparable sales calculation if they have been closed for 24 consecutive hours or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in the first quarter of 2026 increased $207 million, or 15%, to $1.560 billion compared to $1.353 billion in the first quarter of 2025.
In the stores channel, our North America net sales increased $82 million, or 11%, to $803 million compared to the first quarter of 2025 driven by increases in traffic and average unit retail, while units per transaction and conversion remained flat.
In the direct channel, net sales increased $36 million, or 8%, to $469 million compared to the first quarter of 2025 as increases in traffic and average unit retail were partially offset by decreases in conversion and units per order.
In the international channel, net sales increased $89 million, or 45%, to $288 million compared to the first quarter of 2025. The increase in net sales in the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by increases in net sales in China, sourcing sales to our partners, our wholesale arrangements and royalties earned associated with franchise sales in many countries outside of North America.
Net sales in the direct and international channels in the first quarter of 2026 compared to the first quarter of 2025 were also impacted by a $17 million shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.
The following table provides a reconciliation of net sales from the first quarter of 2025 to the first quarter of 2026:

(in millions)
2025 Net Sales	$1,353
Sales Associated with Stores Included in the Comparable Stores Calculation	66
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	20
Direct Channels (a)	84
Credit Card Programs	4
International Wholesale, Royalty and Sourcing	26
Foreign Currency Translation	7
2026 Net Sales	$1,560
 _______________
(a)Results include net sales for all direct channels operated by the Company (in North America and International) and the direct sales in China operated by our consolidated joint venture.
Gross Profit
For the first quarter of 2026, our gross profit increased $111 million compared to the first quarter of 2025 to $585 million, and our gross profit rate (expressed as a percentage of net sales) increased to 37.5% from 35.1%.
The increase in gross profit dollars compared to the first quarter of 2025 was due to the increase in merchandise margin dollars which was driven by an increase in net sales, a decrease in promotional activity and an increase in regular-priced selling, partially offset by a $14 million increase in net tariff costs. The increase in gross profit dollars was also partially offset by an increase in buying and occupancy expenses primarily driven by increases in incentive compensation expenses associated with our improved results and fulfillment costs associated with our net sales increase.

The gross profit rate increase compared to the first quarter of 2025 was primarily driven by leverage in buying and occupancy expenses as a result of the increase in net sales, a decrease in promotional activity and an increase in regular-priced selling, partially offset by an increase in net tariff costs.
General, Administrative and Store Operating Expenses
For the first quarter of 2026, our general, administrative and store operating expenses increased $55 million, or 12%, to $509 million compared to the first quarter of 2025. The increase in general, administrative and store operating expenses compared to the first quarter of 2025 was primarily due to increases in store selling expenses, incentive compensation expenses associated with our improved results and marketing expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 32.6% from 33.6% compared to the first quarter of 2025 primarily due to leverage as a result of the increase in net sales.
Interest Expense
For the first quarter of 2026, our interest expense decreased $2 million to $15 million compared to the first quarter of 2025 primarily due to our lower average outstanding debt under our ABL Facility and Term Loan Facility and lower average borrowing rate for our Term Loan Facility.
Provision for Income Taxes
For the first quarter of 2026, our effective tax rate was 11.7% compared to 50.9% in the first quarter of 2025. The first quarter of 2026 rate differed from our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the period. The first quarter of 2025 rate differed from our combined estimated federal and state statutory rate primarily due to additional tax expense from share-based compensation awards that vested in the period.

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

The following table provides a summary of our working capital position and capitalization as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(137)	$499	$(150)
Capital Expenditures (a)	54	187	43
Working Capital	340	376	199
Capitalization:
Long-term Debt	986	971	1,078
Victoria’s Secret & Co. Shareholders’ Equity	790	856	645
Total Capitalization	$1,776	$1,827	$1,723
Amounts Available Under the ABL Facility (b)	$685	$589	$509
_______________
(a)The May 2, 2026 and May 3, 2025 amounts represent thirteen-week periods and the January 31, 2026 amounts represent a fifty-two-week period.
(b)For the reporting period ended May 2, 2026, the availability under the ABL Facility was limited by our borrowing base of $717 million, less outstanding borrowings of $15 million and letters of credit of $17 million. For the reporting period ended January 31, 2026, the availability was limited by our borrowing base of $606 million, less letters of credit of $17 million. For the reporting period ended May 3, 2025, the availability under the ABL Facility was limited by our borrowing base of $631 million, less outstanding borrowings of $105 million and letters of credit of $17 million.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$518	$227
Net Cash Used for Operating Activities	(137)	(150)
Net Cash Used for Investing Activities	(54)	(43)
Net Cash Provided by (Used for) Financing Activities	(121)	106
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)
Net Decrease in Cash and Cash Equivalents	(311)	(89)
Cash and Cash Equivalents, End of Period	$207	$138
Operating Activities
Net cash used for operating activities reflects net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash used for operating activities in the first quarter of 2026 was $137 million, a decrease in net cash flows used for operating activities of $13 million compared to the first quarter of 2025. The decrease in net cash flows used for operating activities in the first quarter of 2026 was primarily driven by an increase in net income of $54 million, net of the non-cash items noted above, partially offset by higher net operating cash outflows associated with working capital changes of $38 million. The most significant working capital driver resulting in the increase in net operating cash outflows in the first quarter of 2026 compared to the first quarter of 2025 is related to the timing of payments for the increase in inventory levels. The increase in inventory levels is primarily related to continued growth in the international channel and our European distribution center, as well as increased average unit costs driven by tariffs.
Investing Activities
Net cash used for investing activities in the first quarter of 2026 was $54 million, consisting solely of capital expenditures. The capital expenditures were primarily related to our store capital program and the customer experience, along with investments in technology and logistics to support our strategic initiatives to drive growth and operating efficiencies.

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
Financing Activities
Net cash used for financing activities in the first quarter of 2026 was $121 million, consisting primarily of $100 million of share repurchases, $40 million of repayments under the ABL Facility and $28 million of payments for taxes on share-based compensation awards issued, partially offset by borrowings of $55 million under the ABL Facility.
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
We repurchased the following shares of our common stock under the March 2024 Share Repurchase Program during the first quarter of 2026:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2024 Share Repurchase Program	$250	2,208	$100	$45.27
Shares repurchased under the March 2024 Share Repurchase Program were retired upon repurchase. As a result, in the first quarter of 2026 we retired 2.2 million shares repurchased under the March 2024 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $91 million in Retained Earnings.
As of May 2, 2026, we were authorized to repurchase up to $150 million of our common stock under the March 2024 Share Repurchase Program.
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

Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$382 million Term Loan due August 2028 (“Term Loan Facility”)	$378	$379	$381
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	15	—	105
Total Senior Secured Debt with Subsidiary Guarantee	393	379	486
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	597	596	596
Total Senior Debt with Subsidiary Guarantee	597	596	596
Total	990	975	1,082
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$986	$971	$1,078
Cash paid for interest was $6 million and $8 million for the first quarter of 2026 and 2025, respectively.
Issuance of 2029 Notes
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
Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the first quarter of 2026 and 2025.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an applicable interest rate (i) in the case of loans bearing interest based on Term SOFR, equal to 2.75% and (ii) in the case of alternate base rate loans, equal to 1.75%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of May 2, 2026, the interest rate on the loans under the Term Loan Facility was 6.42%.
We also have a senior secured asset-based revolving credit facility, which will mature on the earlier of (a) May 2030 and (b) the date that is 91 days prior to the scheduled maturity date of certain outstanding material indebtedness with a principal balance exceeding $50 million to the extent that certain availability and financial covenant thresholds are not met on such date. The ABL Facility allows for borrowings and letters of credit in U.S. dollars or Canadian dollars and has aggregate commitments of $750 million. The availability under the ABL Facility is equal to the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, eligible accounts receivable, eligible inventory and eligible real property, and (ii) the maximum aggregate commitment amount of $750 million.
Interest on the loans under the ABL Facility is calculated by reference to Term SOFR or Term CORRA or an alternative base rate, plus an interest rate margin (i) in the case of Term SOFR or Term CORRA, ranging from 1.50% to 1.75%, and (ii) in the case of alternate base rate loans and Canadian base rate loans, ranging from 0.50% to 0.75%.

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
We borrowed $55 million and $160 million from the ABL Facility during the first quarter of 2026 and 2025, respectively, and made repayments of $40 million and $55 million under the ABL Facility during the first quarter of 2026 and 2025, respectively. As of May 2, 2026, there were borrowings of $15 million outstanding under the ABL Facility and the interest rate on the borrowings was 7.15%. We had $17 million of outstanding letters of credit as of May 2, 2026 that further reduced our availability under the ABL Facility. As of May 2, 2026, our remaining availability under the ABL Facility was $685 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of May 2, 2026, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of May 2, 2026:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Stable
Contingent Liabilities and Contractual Obligations
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Except with respect to the additional $15 million of outstanding borrowings under the ABL Facility as of May 2, 2026, there have been no material changes in our contractual obligations since January 31, 2026, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2025 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2026 that had a material impact on our results of operations, financial position or cash flows.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We may use derivative financial instruments like foreign currency forward contracts, cross-currency swaps and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading or speculative purposes.
Foreign Exchange Rate Risk
We have operations and investments in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, Chinese Yuan and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Europe and a portion of our merchandise sold in China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with our operations in Europe, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of May 2, 2026, our investment portfolio was primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of May 2, 2026 consists of the 2029 Notes, which have a fixed interest rate, the $382 million in outstanding borrowings under the Term Loan Facility, which has a variable interest rate based on Term SOFR, and the $15 million in outstanding borrowings under the ABL Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility and ABL Facility, which we believe would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Principal Value	$982	$983	$986
Fair Value, Estimated (a)	967	971	912
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of May 2, 2026, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility approximates its fair value as of May 2, 2026, January 31, 2026 and May 3, 2025 based on the terms of the borrowings from the ABL Facility.
The following table provides a summary of our Designated Cash Flow Hedges recognized at fair value on a recurring basis as of May 2, 2026, January 31, 2026 and May 3, 2025 (in millions):

	Measurement Level	May 2, 2026	January 31, 2026	May 3, 2025
Designated Cash Flow Hedge Assets	Level 2	$1	$—	$—
The estimated fair values of the Designated Cash Flow Hedges were determined using the market approach, which utilizes observable market inputs, including spot and forward currency exchange rates. These are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement.
Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of May 2, 2026, our investment portfolio was primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors from those described in the 2025 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
February 1, 2026 - February 28, 2026 (“February 2026”)	5	$57.86	—	$250,000
March 1, 2026 - April 4, 2026 (“March 2026”)	2,792	45.68	2,208	150,046
April 5, 2026 - May 2, 2026 (“April 2026”)	11	48.35	—	150,046
Total	2,808		2,208
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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2024).

3.2*	Second Amended and Restated Bylaws of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 17, 2023).

3.3*	Certificate of Designations of Series A Preferred Stock of Victoria’s Secret & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).

10.1	Executive Severance Agreement by and between VS Service Company, LLC and Lucrecia Borgonovo, dated as of January 23, 2026.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORIA'S SECRET & CO.
(Registrant)
By:	/s/ Scott Sekella
Scott Sekella Chief Financial and Operating Officer*
Date: June 5, 2026
*    Mr. Sekella is the principal financial officer and the principal accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.