Form 10-Q
period 2026-08-01
Victoria's Secret & Co.
filed 2026-09-04
CIK 1856437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 28, 2026, the number of outstanding shares of the Registrant’s common stock was 79,764,039 shares.

VICTORIA’S SECRET & CO.

*
Victoria’s Secret & Co.’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2026” and “second quarter of 2025” refer to the thirteen-week periods ended August 1, 2026 and August 2, 2025, respectively. “Year-to-date 2026” and “year-to-date 2025” refer to the twenty-six-week periods ended August 1, 2026 and August 2, 2025, respectively, and “fiscal year 2026” and “fiscal year 2025” refer to the fifty-two-week period ending January 30, 2027 and the fifty-two-week period ended January 31, 2026, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
Net Sales	$1,611	$1,459	$3,170	$2,812
Costs of Goods Sold, Buying and Occupancy	(852)	(940)	(1,826)	(1,819)
Gross Profit	759	519	1,344	993
General, Administrative and Store Operating Expenses	(502)	(478)	(1,011)	(932)
Operating Income	257	41	333	61
Interest Expense	(15)	(18)	(30)	(35)
Other Income	6	1	9	4
Income Before Income Taxes	248	24	312	30
Provision for Income Taxes	60	6	67	9
Net Income	188	18	245	21
Less: Net Income Attributable to Noncontrolling Interest	5	2	14	7
Net Income Attributable to Victoria’s Secret & Co.	$183	$16	$231	$14
Net Income Per Basic Share Attributable to Victoria’s Secret & Co.	$2.29	$0.20	$2.87	$0.18
Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$2.18	$0.20	$2.73	$0.18

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
Net Income	$188	$18	$245	$21
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	1	(3)	2
Unrealized Gain on Cash Flow Hedges	1	—	1	—
Total Other Comprehensive Income (Loss), Net of Tax	(1)	1	(2)	2
Total Comprehensive Income	187	19	243	23
Less: Net Income Attributable to Noncontrolling Interest	5	2	14	7
Less: Foreign Currency Translation Attributable to Noncontrolling Interest	1	—	—	(1)
Comprehensive Income Attributable to Victoria’s Secret & Co.	$181	$17	$229	$17

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	August 1, 2026	January 31, 2026	August 2, 2025
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$522	$518	$188
Accounts Receivable, Net	171	186	166
Inventories	1,146	1,071	1,058
Other	123	108	127
Total Current Assets	1,962	1,883	1,539
Property and Equipment, Net	760	731	777
Operating Lease Assets	1,685	1,631	1,612
Goodwill	367	367	367
Trade Names	246	246	278
Other Intangible Assets, Net	—	—	85
Deferred Income Taxes	53	65	22
Other Assets	82	90	75
Total Assets	$5,155	$5,013	$4,755
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$489	$493	$480
Accrued Expenses and Other	614	673	600
Current Debt	4	4	4
Current Operating Lease Liabilities	282	295	258
Income Taxes	54	42	3
Total Current Liabilities	1,443	1,507	1,345
Deferred Income Taxes	5	5	14
Long-term Debt	971	971	1,048
Long-term Operating Lease Liabilities	1,642	1,576	1,564
Other Long-term Liabilities	43	44	74
Total Liabilities	4,104	4,103	4,045
Shareholders’ Equity:
Preferred Stock — $0.01 par value; 10 shares authorized; 0 shares issued and outstanding	—	—	—
Common Stock — $0.01 par value; 1,000 shares authorized; 80, 80, and 80 shares issued and outstanding, respectively	1	1	1
Paid-in Capital	341	345	320
Accumulated Other Comprehensive Income	4	6	2
Retained Earnings	644	504	357
Total Victoria’s Secret & Co. Shareholders’ Equity	990	856	680
Noncontrolling Interest	61	54	30
Total Equity	1,051	910	710
Total Liabilities and Equity	$5,155	$5,013	$4,755

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Second Quarter 2026

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, May 2, 2026	79	$1	$322	$6	$461	$—	$790	$55	$845
Net Income	—	—	—	—	183	—	183	5	188
Other Comprehensive Income (Loss)	—	—	—	(2)	—	—	(2)	1	(1)
Total Comprehensive Income (Loss)	—	—	—	(2)	183	—	181	6	187
Share-based Compensation Expense	—	—	16	—	—	—	16	—	16
Tax Payments related to Share-based Awards	—	—	(2)	—	—	—	(2)	—	(2)
Other	1	—	5	—	—	—	5	—	5
Balance, August 1, 2026	80	$1	$341	$4	$644	$—	$990	$61	$1,051

Second Quarter 2025

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, May 3, 2025	80	$1	$302	$1	$341	$—	$645	$28	$673
Net Income	—	—	—	—	16	—	16	2	18
Other Comprehensive Income	—	—	—	1	—	—	1	—	1
Total Comprehensive Income	—	—	—	1	16	—	17	2	19
Share-based Compensation Expense	—	—	15	—	—	—	15	—	15
Other	—	—	3	—	—	—	3	—	3
Balance, August 2, 2025	80	$1	$320	$2	$357	$—	$680	$30	$710

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

Year-to-Date 2026

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, January 31, 2026	80	$1	$345	$6	$504	$—	$856	$54	$910
Net Income	—	—	—	—	231	—	231	14	245
Other Comprehensive Loss	—	—	—	(2)	—	—	(2)	—	(2)
Total Comprehensive Income (Loss)	—	—	—	(2)	231	—	229	14	243
Repurchases of Common Stock	(2)	—	—	—	—	(100)	(100)	—	(100)
Treasury Share Retirements	—	—	(9)	—	(91)	100	—	—	—
Share-based Compensation Expense	—	—	29	—	—	—	29	—	29
Tax Payments related to Share-based Awards	(1)	—	(30)	—	—	—	(30)	—	(30)
Distribution to Noncontrolling Interest	—	—	—	—	—	—	—	(7)	(7)
Other	3	—	6	—	—	—	6	—	6
Balance, August 1, 2026	80	$1	$341	$4	$644	$—	$990	$61	$1,051

Year-to-Date 2025

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Victoria's Secret & Co. Equity
	Shares Outstanding	Par Value	Paid-in Capital					Noncontrolling Interest	Total Equity
Balance, February 1, 2025	79	$1	$297	$(1)	$343	$—	$640	$24	$664
Net Income	—	—	—	—	14	—	14	7	21
Other Comprehensive Income (Loss)	—	—	—	3	—	—	3	(1)	2
Total Comprehensive Income	—	—	—	3	14	—	17	6	23
Share-based Compensation Expense	—	—	29	—	—	—	29	—	29
Tax Payments related to Share-based Awards	—	—	(10)	—	—	—	(10)	—	(10)
Other	1	—	4	—	—	—	4	—	4
Balance, August 2, 2025	80	$1	$320	$2	$357	$—	$680	$30	$710

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2026	2025
Operating Activities:
Net Income	$245	$21
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	105	125
Share-based Compensation Expense	29	29
Deferred Income Taxes	13	3
Changes in Assets and Liabilities:
Accounts Receivable	15	(4)
Inventories	(76)	(100)
Accounts Payable, Accrued Expenses and Other	(63)	19
Income Taxes	8	(40)
Other Assets and Liabilities	(11)	(47)
Net Cash Provided by Operating Activities	265	6
Investing Activities:
Capital Expenditures	(128)	(111)
Net Cash Used for Investing Activities	(128)	(111)
Financing Activities:
Repurchases of Common Stock	(100)	—
Borrowings from Asset-based Revolving Credit Facility	55	245
Repayments of Borrowings from Asset-based Revolving Credit Facility	(55)	(170)
Tax Payments related to Share-based Awards	(30)	(10)
Distribution to Noncontrolling Interest	(7)	—
Proceeds from Stock Option Exercises	3	1
Payments of Long-term Debt	(2)	(2)
Other Financing Activities	—	3
Net Cash Provided by (Used for) Financing Activities	(136)	67
Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(39)
Cash and Cash Equivalents, Beginning of Period	518	227
Cash and Cash Equivalents, End of Period	$522	$188

The accompanying Notes are an integral part of these Consolidated Financial Statements.

VICTORIA’S SECRET & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Victoria’s Secret & Co. (together with its subsidiaries unless the context otherwise requires, the “Company”) is a specialty retailer of women’s intimate and other apparel and beauty products marketed under the Victoria’s Secret, PINK and Adore Me brand names. The Company has approximately 850 stores in the United States (“U.S.”), Canada and China as well as its own websites, www.VictoriasSecret.com, www.PINK.com, www.AdoreMe.com and www.DailyLook.com, and other digital channels worldwide. Additionally, the Company has approximately 580 stores in approximately 70 countries operating under franchise, license and wholesale arrangements. The Company also includes the merchandise sourcing and production function serving the Company and its international partners. The Company operates as a single segment designed to serve customers worldwide through stores and digital channels.
In fiscal year 2025 and year-to-date 2026, the Company implemented certain restructuring actions to continue to restructure its executive leadership team and organizational structure. For additional information, see Note 3, “Restructuring Activities.”
The Company’s common stock began trading under the new ticker symbol VSXY on the New York Stock Exchange when markets opened on June 2, 2026.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2026” and “second quarter of 2025” refer to the thirteen-week periods ended August 1, 2026 and August 2, 2025, respectively. “Year-to-date 2026” and “year-to-date 2025” refer to the twenty-six-week periods ended August 1, 2026 and August 2, 2025, respectively, and “fiscal year 2026” and “fiscal year 2025” refer to the fifty-two-week period ending January 30, 2027 and the fifty-two-week period ended January 31, 2026, respectively.
Basis of Consolidation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has a joint venture to operate Victoria’s Secret stores and the related online business in China (“China Joint Venture”). The Company owns 51% and has control over the China Joint Venture, thus, the China Joint Venture’s assets, liabilities and results of operations are consolidated in the Company’s consolidated financial statements.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 1, 2026 and August 2, 2025 are unaudited. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2026 (“2025 Annual Report on Form 10-K”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the thirteen-week and twenty-six-week periods ended August 1, 2026 are not necessarily indicative of the results expected for any other interim period or the full fiscal year ending January 30, 2027.
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

The carrying values of equity method investments were $45 million as of August 1, 2026, $53 million as of January 31, 2026 and $46 million as of August 2, 2025. These investments are recorded in Other Assets on the Consolidated Balance Sheets.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts with and limits the amount of credit exposure with any one entity. As of August 1, 2026, the Company’s investment portfolio was primarily comprised of money market funds and bank deposits.
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
Supplier Finance Programs
The Company has agreements with designated third-party financial institutions to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company. Participating suppliers may finance one or more payment obligations of the Company prior to their scheduled due dates and receive a discounted payment from participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. All amounts payable to financial institutions relating to suppliers participating in these programs are recorded in Accounts Payable in the Consolidated Balance Sheets and were $182 million as of August 1, 2026, $237 million as of January 31, 2026 and $204 million as of August 2, 2025.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2026 that had a material impact on the Company’s results of operations, financial position or cash flows.
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

Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs, primarily by removing references to project stages from capitalization criteria and further clarifying the threshold entities apply to begin capitalizing costs. This standard will be effective for interim and annual reporting periods beginning in fiscal year 2028, with early adoption permitted. This standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $128 million as of August 1, 2026, $137 million as of January 31, 2026 and $134 million as of August 2, 2025. Accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $211 million as of August 1, 2026, $257 million as of January 31, 2026 and $240 million as of August 2, 2025. The Company recognized $97 million as revenue year-to-date 2026 from amounts recorded as deferred revenue at the beginning of the fiscal year. As of August 1, 2026, the Company recorded deferred revenue of $204 million within Accrued Expenses and Other, and $7 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
Stores – North America	$898	$825	$1,700	$1,546
Direct	439	406	909	840
International (a)	274	228	561	426
Total Net Sales	$1,611	$1,459	$3,170	$2,812
 _______________
(a)Results include consolidated China Joint Venture sales, royalties associated with franchise partners’ sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in the Direct channel. Direct sales in the European Union reported in the International channel were $22 million in the second quarter of 2026 and $39 million year-to-date 2026.
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
The Company recognized Net Sales of $22 million and $18 million in the second quarter of 2026 and 2025, respectively, related to revenue earned in connection with its credit card arrangements. The Company recognized Net Sales of $43 million and $34 million in year-to-date 2026 and 2025, respectively, related to revenue earned in connection with its credit card arrangements.
3. Restructuring Activities
In the first and second quarters of 2026, the Company continued to implement certain strategic leadership appointments and restructuring actions designed to further advance its Path to Potential strategy by continuing to restructure its executive leadership team and organizational structure. Pre-tax severance, relocation and other expenses related to these activities of $5 million are included in the second quarter of 2026 Consolidated Statement of Income, of which $3 million are included in General, Administrative and Store Operating Expenses and $2 million are included in Costs of Goods Sold, Buying and Occupancy. Pre-tax severance, relocation and other expenses related to these activities of $10 million are included in the Year-to-Date 2026 Consolidated Statement of Income, of which $6 million are included in General, Administrative and Store Operating Expenses and $4 million are included in Costs of Goods Sold, Buying and Occupancy.
In the second quarter and throughout fiscal year 2025, the Company implemented a series of strategic leadership appointments and restructuring actions designed to advance its Path to Potential strategy and restructure its executive leadership team and organizational structure. The Company incurred severance, relocation and other expenses related to these activities in the second quarter and throughout fiscal year 2025.

Year-to-date 2026, the Company made payments of $8 million related to severance and related costs associated with these restructuring actions implemented in fiscal years 2026 and 2025. Liabilities, after accrual adjustments, related to these restructuring actions of $11 million are included in the August 1, 2026 Consolidated Balance Sheet.
4. Net Income Per Share and Shareholders’ Equity
Net Income Per Share
Net income per basic share is computed based on the weighted-average number of common shares outstanding during the period. Net income per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and options (collectively, “Dilutive Awards”) on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted net income per share for the second quarter and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
Common Shares	80	80	80	80
Treasury Shares	—	—	—	—
Basic Shares	80	80	80	80
Effect of Dilutive Awards (a)	4	2	5	2
Diluted Shares	84	82	85	82
Anti-dilutive Awards (a)	—	1	—	1
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
The Company repurchased the following shares of its common stock under the March 2024 Share Repurchase Program during year-to-date 2026:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2024 Share Repurchase Program	$250	2,208	$100	$45.27
Shares repurchased under the March 2024 Share Repurchase Program were retired upon repurchase. As a result, year-to-date 2026 the Company retired 2.2 million shares repurchased under the March 2024 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $91 million in Retained Earnings.
The Company did not repurchase any shares of its common stock under the March 2024 Share Repurchase Program in the second quarter of 2026. As of August 1, 2026, the Company was authorized to repurchase up to $150 million of the Company’s common stock under the March 2024 Share Repurchase Program.
Rights Plan
In May 2025, the Board approved the adoption of a limited-duration shareholder rights plan (“Rights Plan”) intended to protect the best interests of all Company shareholders. The Rights Plan had a one-year term and expired pursuant to its terms at the close of business on May 18, 2026.

5. Inventories
The following table provides details of Inventories as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Finished Goods Merchandise	$1,070	$1,013	$981
Raw Materials and Merchandise Components	76	58	77
Total Inventories	$1,146	$1,071	$1,058
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
6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Property and Equipment, at Cost	$3,300	$3,261	$3,482
Accumulated Depreciation and Amortization	(2,540)	(2,530)	(2,705)
Property and Equipment, Net	$760	$731	$777
Depreciation expense was $49 million and $55 million for the second quarter of 2026 and 2025, respectively, and $98 million and $110 million for year-to-date 2026 and 2025, respectively. Amortization expense for intangible assets was $6 million for the second quarter of 2025 and $13 million for year-to-date 2025.
7. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Deferred Revenue on Gift Cards and Merchandise Credits	$162	$191	$185
Compensation, Payroll Taxes and Benefits	138	170	106
Accrued Freight and Other Logistics	43	35	35
Accrued Marketing	38	25	25
Taxes, Other than Income	34	32	31
Deferred Revenue on Loyalty and Credit Card Programs	27	32	28
Accrued Duty	25	24	35
Accrued Claims on Self-insured Activities	19	17	15
Returns Reserve	16	17	16
Deferred Revenue on Direct Shipments Not Yet Delivered	15	25	16
Rent	8	6	2
Accrued Interest	3	5	7
Other	86	94	99
Total Accrued Expenses and Other	$614	$673	$600
8. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

For the second quarter of 2026, the Company’s effective tax rate was 24.1% compared to 25.7% in the second quarter of 2025. The second quarter of 2026 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the period. The second quarter of 2025 rate was consistent with the Company’s combined estimated federal and state statutory rate.
For year-to-date 2026, the Company’s effective tax rate was 21.5% compared to 30.5% for year-to-date 2025. The year-to-date 2026 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the period. The year-to-date 2025 rate differed from the Company’s combined estimated federal and state statutory rate primarily due to additional tax expense from share-based compensation awards that vested in the period.
The Company paid income taxes in the amount of $39 million and $42 million for the second quarter of 2026 and 2025, respectively, and $47 million and $46 million for year-to-date 2026 and 2025, respectively.
9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$381 million Term Loan due August 2028 (“Term Loan Facility”)	$378	$379	$381
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	—	—	75
Total Senior Secured Debt with Subsidiary Guarantee	378	379	456
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	597	596	596
Total Senior Debt with Subsidiary Guarantee	597	596	596
Total	975	975	1,052
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$971	$971	$1,048
Cash paid for interest was $28 million and $31 million for year-to-date 2026 and 2025, respectively.
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
Credit Facilities
The Company has a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. The Company made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2026 and 2025 and $2 million during both year-to-date 2026 and 2025.
Interest on the loans under the Term Loan Facility is calculated by reference to the Term Secured Overnight Financing Rate (“Term SOFR”) or an alternative base rate, plus an applicable interest rate (i) in the case of loans bearing interest based on Term SOFR, equal to 2.75% and (ii) in the case of alternate base rate loans, equal to 1.75%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of the Company and its subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of August 1, 2026, the interest rate on the loans under the Term Loan Facility was 6.42%.

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
The Company borrowed $55 million and $245 million from the ABL Facility year-to-date 2026 and 2025, respectively, and made repayments of $55 million and $170 million under the ABL Facility year-to-date 2026 and 2025, respectively. As of August 1, 2026, there were no borrowings outstanding under the ABL Facility and the Company had $17 million of outstanding letters of credit that reduced its availability under the ABL Facility. As of August 1, 2026, the Company’s remaining availability under the ABL Facility was $649 million.
The Company’s long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio. The financial covenants could, within specific predefined circumstances, limit the Company’s ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of August 1, 2026, the Company was in compliance with all covenants under its long-term debt and borrowing facilities.
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
All Designated Cash Flow Hedges are recorded on the Consolidated Balance Sheets at fair value and changes in fair value of the Designated Cash Flow Hedges are recorded in Accumulated Other Comprehensive Income. The gains and losses for these Designated Cash Flow Hedges are reclassified from Accumulated Other Comprehensive Income to Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income upon sale of the hedged merchandise to the customer. The Company classifies proceeds received or amounts paid upon the settlement of a Designated Cash Flow Hedge in the same manner as the related hedged merchandise, which is in Operating Activities in the Consolidated Statements of Cash Flows.
As of August 1, 2026, outstanding Designated Cash Flow Hedges are recorded at their fair value of $1 million in Other Current Assets on the Consolidated Balance Sheet and had a U.S. dollar notional amount of $31 million. A pre-tax gain of $1 million was recognized in Accumulated Other Comprehensive Income related to Designated Cash Flow Hedges during both the second quarter and year-to-date 2026. Prior to the first quarter of 2026, the Company did not have any Designated Cash Flow Hedges since becoming an independent, publicly traded company.
The Company estimates that $1 million of net pre-tax gains included in Accumulated Other Comprehensive Income as of August 1, 2026 related to Designated Cash Flow Hedges will be reclassified to Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income within the next 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

11. Fair Value of Financial Instruments
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Principal Value	$981	$983	$985
Fair Value, Estimated (a)	966	971	942
________________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. Management further believes the principal value of the outstanding debt under the ABL Facility as of August 2, 2025 approximates its fair value based on the terms of the borrowings from the ABL Facility.
Recurring Fair Value Measurements
The following table provides a summary of the Company’s Designated Cash Flow Hedges recognized at fair value on a recurring basis as of August 1, 2026, January 31, 2026 and August 2, 2025 (in millions):

	Measurement Level	August 1, 2026	January 31, 2026	August 2, 2025
Designated Cash Flow Hedge Assets	Level 2	$1	$—	$—
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
12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income attributable to Victoria’s Secret & Co. for year-to-date 2026:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 31, 2026	$6	$—	$6
Other Comprehensive Income (Loss) Before Reclassifications	(3)	1	(2)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(3)	1	(2)
Balance as of August 1, 2026	$3	$1	$4

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
IEEPA Tariff Refunds
Beginning in February 2025, the U.S. administration imposed tariffs on a broad range of imported goods under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court ruled tariffs imposed under the IEEPA were not authorized, and on March 4, 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund amounts previously collected, including applicable interest. The CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs.
The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for the recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. The accounting classification for any IEEPA tariff refund, when recognized, reflects the original treatment of the underlying tariff costs.
During the second quarter of 2026, the Company received cash of $148 million for IEEPA tariff refund recoveries, which included $4 million of interest. The Company recorded $140 million of pre-tax income in the 2026 Consolidated Statements of Income, which included $135 million as a reduction of costs of goods sold, net of related costs and other items, $4 million of interest income in Other Income and $1 million as a reduction to General, Administrative and Store Operating Expenses. The Company also recorded $1 million as a reduction to Property and Equipment, Net in the August 1, 2026 Consolidated Balance Sheet.
As of August 1, 2026, the Company did not record a receivable related to any potential future IEEPA tariff refunds as the amount and timing of any future recoveries remains uncertain.
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

The following table provides the Company’s segment information for the second quarter and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
Net Sales	$1,611	$1,459	$3,170	$2,812
Costs of Goods Sold	(509)	(610)	(1,142)	(1,168)
Buying and Occupancy Expenses	(343)	(330)	(684)	(651)
General, Administrative and Store Operating Expenses (a)	(408)	(394)	(811)	(751)
Advertising and Marketing Expenses	(94)	(84)	(200)	(181)
Operating Income	$257	$41	$333	$61
Interest Expense	(15)	(18)	(30)	(35)
Provision for Income Taxes	(60)	(6)	(67)	(9)
Other Items (b)	1	(1)	(5)	(3)
Net Income Attributable to Victoria’s Secret & Co.	$183	$16	$231	$14
_______________
(a)Excludes Advertising and Marketing Expenses.
(b)Other Items includes net income attributable to noncontrolling interest, interest income and other miscellaneous expense items.
The Company derives revenue primarily from its sale of women’s intimate and other apparel and beauty products. For additional information on other sources of revenue, see Note 2, “Revenue Recognition.”
The following table provides Net Sales by geographic location for the second quarter and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
U.S. (a)	$1,295	$1,179	$2,534	$2,292
Outside of the U.S. (b)	316	280	636	520
Total Net Sales	$1,611	$1,459	$3,170	$2,812
_______________
(a)Includes U.S. territories.
(b)Includes sales from Company-operated stores outside of the U.S., consolidated China Joint Venture sales, royalties associated with franchise partners’ sales, wholesale sales, and net sales shipped internationally for direct channels operated by the Company. Certain of these sales are subject to the impact of fluctuations in foreign currency.
The following table provides long-lived assets, excluding deferred tax assets, equity method investments, goodwill, trade names, and other intangible assets, by geographic location as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
U.S. (a)	$2,291	$2,211	$2,258
Outside of the U.S.	191	188	160
Total Long-lived Assets	$2,482	$2,399	$2,418
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
Net sales in the second quarter of 2026 increased 10%, to $1.611 billion, compared to the second quarter of 2025. In North America, net sales increased 9% in the stores channel and increased 8% in the direct channel compared to the second quarter of 2025. Traffic and average unit retail increased in our stores and direct channels compared to the second quarter of 2025. Additionally, we estimate the website closure due to the security incident involving our information technology systems in May 2025 negatively impacted net sales in the second quarter of 2025 by approximately $20 million. Net sales in our international channel increased 20% compared to the second quarter of 2025.
Our operating income in the second quarter of 2026 increased $216 million, to $257 million, compared to the second quarter of 2025 and our operating income rate (expressed as a percentage of net sales) increased to 15.9% from 2.8% in the second quarter of 2025. The increase in operating income compared to the second quarter of 2025 was primarily driven by an increase in net sales, a $135 million benefit from the recognition of IEEPA tariff refund recoveries in costs of goods sold and improved merchandise margins.

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
For additional information related to our second quarter of 2026 financial performance, see “Results of Operations.”
Tariffs and Macro Environment
Beginning in February 2025, the U.S. administration imposed tariffs on a broad range of imported goods under the IEEPA. On February 20, 2026, the U.S. Supreme Court ruled tariffs imposed under the IEEPA were not authorized, and on March 4, 2026, the U.S. Court of International Trade directed CBP to refund amounts previously collected, including applicable interest. The CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs.
During the second quarter of 2026, we received cash of $148 million for IEEPA tariff refund recoveries, which included $4 million of interest. We recorded $140 million of pre-tax income in the 2026 Consolidated Statements of Income, which included $135 million as a reduction of costs of goods sold, net of related costs and other items, $4 million of interest income in Other Income and $1 million as a reduction to General, Administrative and Store Operating Expenses. We also recorded $1 million as a reduction to Property and Equipment, Net in the August 1, 2026 Consolidated Balance Sheet.
As of August 1, 2026, we did not record a receivable related to any potential future IEEPA tariff refunds as the amount and timing of any future recoveries remains uncertain. The IEEPA tariff refunds received in the second quarter of 2026 represents over 95% of total IEEPA tariffs paid by us.
Following the Supreme Court’s decision relating to the IEEPA tariffs, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions, which commenced on February 24, 2026 and expired on July 24, 2026. In July 2026, the U.S. administration imposed new tariffs ranging from 10% to 12.5% under Section 301 of the Trade Act of 1974, effective July 24, 2026. It is unclear at this time what impact tariffs will have on our future results of operations, including any changes in tariff levels or the imposition of new tariffs or other trade policies. We continue to identify and execute mitigation strategies as the tariff environment evolves.
Security Incident Involving Information Technology Systems
As previously disclosed, we estimate the May 2025 security incident involving our information technology systems negatively impacted net sales in the second quarter of 2025 by approximately $20 million and operating income by approximately $14 million, which does not consider the impact of any potential insurance recoveries in future periods. We maintain cybersecurity insurance and the claim process for potential insurance recoveries related to this incident is ongoing.

Non-GAAP Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP financial measures that present operating income, net income attributable to Victoria’s Secret & Co. and net income per diluted share attributable to Victoria’s Secret & Co. on an adjusted basis, which remove certain non-recurring, infrequent or unusual items that we believe are not indicative of the results of our ongoing operations due to their size and nature. The intangible asset amortization excluded in the second quarter and year-to-date 2025 from these non-GAAP financial measures is excluded because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. We use adjusted financial information as key performance measures of our results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of non-GAAP financial measures may differ from similarly titled measures used by other companies. The table below reconciles the most directly comparable GAAP financial measure to each non-GAAP financial measure.

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2026	2025	2026	2025
Reconciliation of Reported to Adjusted Operating Income
Reported Operating Income - GAAP	$257	$41	$333	$61
Tariff Refund Recoveries, Net of Related Costs and Other Items (a)	(136)	—	(136)	—
Organizational Restructuring and Other One-time Items (b)	3	8	7	13
Amortization of Intangible Assets (c)	—	6	—	13
Adjusted Operating Income	$124	$55	$204	$87

Reconciliation of Reported to Adjusted Net Income Attributable to Victoria’s Secret & Co.
Reported Net Income Attributable to Victoria’s Secret & Co. - GAAP	$183	$16	$231	$14
Tariff Refund Recoveries, Net of Related Costs and Other Items (a)	(140)	—	(140)	—
Organizational Restructuring and Other One-time Items (b)	3	8	7	13
Amortization of Intangible Assets (c)	—	6	—	13
Tax Effect of Adjusted Items	34	(3)	33	(7)
Adjusted Net Income Attributable to Victoria’s Secret & Co.	$80	$27	$131	$34

Reconciliation of Reported to Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.
Reported Net Income Per Diluted Share Attributable to Victoria’s Secret & Co. - GAAP	$2.18	$0.20	$2.73	$0.18
Tariff Refund Recoveries, Net of Related Costs and Other Items (a)	(1.25)	—	(1.25)	—
Organizational Restructuring and Other One-time Items (b)	0.03	0.07	0.06	0.12
Amortization of Intangible Assets (c)	—	0.06	—	0.11
Adjusted Net Income Per Diluted Share Attributable to Victoria’s Secret & Co.	$0.95	$0.33	$1.55	$0.42
 ________________
(a)In the second quarter of 2026, we recognized pre-tax income of $140 million ($105 million after-tax), $135 million included in costs of goods sold, $4 million included in other income and $1 million included in general, administrative and store operating expense, related to IEEPA tariff refund recoveries, including interest received, net of related costs and other items.
(b)In the second quarter of 2026 and 2025, we recognized pre-tax net expense of $3 million and $8 million ($2 million and $6 million after-tax, respectively), $2 million and $8 million included in general, administrative and store operating expense and $1 million and less than $1 million included in costs of goods sold, buying and occupancy expense, related to activities to continue to restructure our executive leadership team and organizational structure, as well as other one-time items. Year-to-date 2026 and 2025, we recognized pre-tax net expense of $7 million and $13 million ($5 million and $10 million after-tax, respectively), $4 million and $11 million included in general, administrative and store operating expense and $3 million and $2 million included in costs of goods sold, buying and occupancy expense, related to activities to continue to restructure our executive leadership team and organizational structure, as well as other one-time items.

(c)In the second quarter and year-to-date 2025, we recognized amortization expense of $6 million and $13 million ($5 million and $9 million after-tax, respectively) included in general, administrative and store operating expense, related to our definite-lived intangible assets.
Store Data
The following table compares U.S. company-operated store data for the second quarter of 2026 to the second quarter of 2025 and year-to-date 2026 to year-to-date 2025:

	Second Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Sales per Average Selling Square Foot (a)	$160	$145	10%	$303	$273	11%
Sales per Average Store (in thousands) (a)	$1,104	$1,004	10%	$2,098	$1,883	11%
Average Store Size (selling square feet)	6,930	6,907	—%
Total Selling Square Feet (in thousands)	5,302	5,305	—%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.

The following table represents store data for year-to-date 2026:

	Stores at			Stores at
	January 31, 2026	Opened	Closed	August 1, 2026
Company-Operated:
U.S.	766	9	(13)	762
Canada	24	2	—	26
Subtotal Company-Operated	790	11	(13)	788

China Joint Venture:
Beauty & Accessories (a)	20	—	(6)	14
Full Assortment	45	6	(4)	47
Subtotal China Joint Venture	65	6	(10)	61

Partner-Operated:
Beauty & Accessories	350	13	(13)	350
Full Assortment	212	18	(2)	228
Subtotal Partner-Operated	562	31	(15)	578

Adore Me	3	—	—	3
Total	1,420	48	(38)	1,430
________________
(a)Includes three partner-operated stores as of August 1, 2026.

The following table represents store data for year-to-date 2025:

	Stores at			Stores at
	February 1, 2025	Opened	Closed	August 2, 2025
Company-Operated:
U.S.	782	5	(24)	763
Canada	24	1	(1)	24
Subtotal Company-Operated	806	6	(25)	787

China Joint Venture:
Beauty & Accessories (a)	30	—	(7)	23
Full Assortment	40	—	—	40
Subtotal China Joint Venture	70	—	(7)	63

Partner-Operated:
Beauty & Accessories	324	16	(15)	325
Full Assortment	181	19	(4)	196
Subtotal Partner-Operated	505	35	(19)	521

Adore Me	6	—	(1)	5
Total	1,387	41	(52)	1,376
________________
(a)Includes nine partner-operated stores as of August 2, 2025.
Results of Operations
Second Quarter of 2026 Compared to Second Quarter of 2025
Operating Income
For the second quarter of 2026, our operating income increased $216 million, to $257 million, compared to operating income of $41 million in the second quarter of 2025, and the operating income rate (expressed as a percentage of net sales) increased to 15.9% from 2.8%. The drivers of our operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2026 in comparison to the second quarter of 2025:

	2026	2025	% Change
Second Quarter	(in millions)
Stores – North America	$898	$825	9%
Direct	439	406	8%
International (a)	274	228	20%
Total Net Sales	$1,611	$1,459	10%
 _______________
(a)Results include consolidated China Joint Venture sales, royalties associated with franchise partners’ sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in our Direct channel. Direct sales in the European Union reported in the International channel were $22 million in the second quarter of 2026.

The following table compares the second quarter of 2026 comparable sales to the second quarter of 2025:

	2026	2025
Comparable Sales (Stores and Direct) (a)	9%	4%
Comparable Store Sales (a)	7%	4%
_______________
(a)Comparable sales results for the second quarter of 2026 and 2025 exclude the impact from lost sales from our direct channels during the period of time the direct channels were closed as a result of the May 2025 security incident involving our information technology systems. The percentage change in comparable sales represents comparable store and direct sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Individual stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more and direct channels are excluded from the comparable sales calculation if they have been closed for 24 consecutive hours or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales in the second quarter of 2026 increased $152 million, or 10%, to $1.611 billion compared to $1.459 billion in the second quarter of 2025.
In the stores channel, our North America net sales increased $73 million, or 9%, to $898 million compared to the second quarter of 2025 as increases in average unit retail and traffic were partially offset by a decrease in units per transaction. Conversion was approximately flat compared to the second quarter of 2025.
In the direct channel, net sales increased $33 million, or 8%, to $439 million compared to the second quarter of 2025 as increases in traffic and average unit retail were partially offset by decreases in conversion and units per order. Additionally, we estimate the website closure due to the May 2025 security incident negatively impacted net sales in the second quarter of 2025 by approximately $20 million.
In the international channel, net sales increased $46 million, or 20%, to $274 million compared to the second quarter of 2025. The increase in net sales in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by increases in net sales in China and royalties earned associated with franchise sales in many countries outside of North America, partially offset by a decrease in sourcing sales to our partners.
Net sales in the direct and international channels in the second quarter of 2026 compared to the second quarter of 2025 were also impacted by a $22 million shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.
The following table provides a reconciliation of net sales from the second quarter of 2025 to the second quarter of 2026:

(in millions)
2025 Net Sales	$1,459
Sales Associated with Stores Included in the Comparable Stores Calculation	54
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	24
Direct Channels (a)	75
Credit Card Programs	4
International Wholesale, Royalty and Sourcing	(9)
Foreign Currency Translation	4
2026 Net Sales	$1,611
 _______________
(a)Results include net sales for all direct channels operated by the Company (in North America and International) and the direct sales in China operated by our consolidated China Joint Venture.
Gross Profit
For the second quarter of 2026, our gross profit increased $240 million compared to the second quarter of 2025 to $759 million, and our gross profit rate (expressed as a percentage of net sales) increased to 47.1% from 35.6%.

The increase in gross profit dollars compared to the second quarter of 2025 was due to the increase in merchandise margin dollars which was driven by an increase in net sales, a $135 million benefit from the recognition of IEEPA tariff refund recoveries, an increase in regular-priced selling and a decrease in promotional activity. The increase in gross profit dollars was also partially offset by an increase in buying and occupancy expenses primarily driven by an increase in fulfillment costs associated with our net sales increase.
The gross profit rate increase compared to the second quarter of 2025 was primarily driven by IEEPA tariff refund recoveries, leverage in buying and occupancy expenses as a result of the increase in net sales, an increase in regular-priced selling and a decrease in promotional activity.
General, Administrative and Store Operating Expenses
For the second quarter of 2026, our general, administrative and store operating expenses increased $24 million, or 5%, to $502 million compared to the second quarter of 2025. The increase in general, administrative and store operating expenses compared to the second quarter of 2025 was primarily due to increases in store selling and marketing expenses.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 31.2% from 32.8% compared to the second quarter of 2025 primarily due to leverage as a result of the increase in net sales.
Interest Expense
For the second quarter of 2026, our interest expense decreased $3 million to $15 million compared to the second quarter of 2025 primarily due to our lower average outstanding debt under our ABL Facility and Term Loan Facility and a lower average borrowing rate for our Term Loan Facility.
Provision for Income Taxes
For the second quarter of 2026, our effective tax rate was 24.1% compared to 25.7% in the second quarter of 2025. The second quarter of 2026 rate differed from our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the period. The second quarter of 2025 rate was consistent with our combined estimated federal and state statutory rate.

Results of Operations
Year-to-Date 2026 Compared to Year-to-Date 2025
Operating Income
For year-to-date 2026, operating income increased $272 million, to $333 million, compared to operating income of $61 million year-to-date 2025, and the operating income rate (expressed as a percentage of net sales) increased to 10.5% from 2.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2026 in comparison to year-to-date 2025:

	2026	2025	% Change
Year-to-Date	(in millions)
Stores – North America	$1,700	$1,546	10%
Direct	909	840	8%
International (a)	561	426	32%
Total Net Sales	$3,170	$2,812	13%
 _______________
(a)Results include consolidated China Joint Venture sales, royalties associated with franchise partners’ sales, wholesale sales, and beginning in the third quarter of 2025 direct sales in the European Union. Prior to the third quarter of 2025, direct sales in the European Union are reported in our Direct channel. Direct sales in the European Union reported in the International channel were $39 million year-to-date 2026.

The following table compares year-to-date 2026 comparable sales to year-to-date 2025:

	2026	2025
Comparable Sales (Stores and Direct) (a)	11%	1%
Comparable Store Sales (a)	9%	2%
________
(a)Comparable sales results for year-to-date 2026 and 2025 exclude the impact from lost sales from our direct channels during the period of time the direct channels were closed as a result of the May 2025 security incident involving our information technology systems. The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Individual stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more and direct channels are excluded from the comparable sales calculation if they have been closed for 24 consecutive hours or more. Upon re-opening, the stores and direct channels are included in the calculation. Additionally, stores are excluded if total selling square footage in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
Net sales year-to-date 2026 increased $358 million, or 13%, to $3.170 billion compared to $2.812 billion year-to-date 2025.
In the stores channel, our North America net sales increased $154 million, or 10%, to $1.700 billion, compared to year-to-date 2025 as increases in average unit retail and traffic were partially offset by a decrease in units per transaction. Conversion was flat compared to year-to-date 2025.
In the direct channel, net sales increased $69 million, or 8%, to $909 million compared to year-to-date 2025 as increases in traffic and average unit retail were partially offset by decreases in conversion and units per order. Additionally, we estimate the website closure due to the May 2025 security incident negatively impacted net sales year-to-date 2025 by approximately $20 million.
In the international channel, net sales increased $135 million, or 32%, to $561 million compared to year-to-date 2025. The increase in net sales year-to-date 2026 compared to year-to-date 2025 was primarily driven by increases in net sales in China, sourcing sales to our partners and royalties earned associated with franchise sales in many countries outside of North America.
Net sales in the direct and international channels year-to-date 2026 compared to year-to-date 2025 were also impacted by a $39 million shift in the reporting of net sales to the international channel due to a change of fulfillment location whereby direct sales to customers in the European Union are now fulfilled by our distribution center in Europe as opposed to our distribution center in the Columbus, Ohio area.
The following table provides a reconciliation of net sales from year-to-date 2025 to year-to-date 2026:

(in millions)
2025 Net Sales	$2,812
Sales Associated with Stores Included in the Comparable Stores Calculation	120
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	42
Direct Channels (a)	159
Credit Card Programs	9
International Wholesale, Royalty and Sourcing	17
Foreign Currency Translation	11
2026 Net Sales	$3,170
 _______________
(a)Results include net sales for all direct channels operated by the Company (in North America and International) and the direct channel in China operated by our consolidated China Joint Venture.
Gross Profit
For year-to-date 2026, our gross profit increased $351 million compared to year-to-date 2025 to $1.344 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 42.4% from 35.3%.

The increase in gross profit dollars compared to year-to-date 2025 was primarily due to the increase in merchandise margin dollars which was driven by an increase in net sales, a $135 million benefit from the recognition of IEEPA tariff refund recoveries, an increase in regular-priced selling and a decrease in promotional activity. The increase in gross profit dollars was also partially offset by an increase in buying and occupancy expenses primarily driven by increases in fulfillment costs associated with our net sales increase and incentive compensation expenses associated with our improved results.
The gross profit rate increase compared to year-to-date 2025 was primarily driven by IEEPA tariff refund recoveries, leverage in buying and occupancy expenses as a result of the increase in net sales, an increase in regular-priced selling and a decrease in promotional activity.
General, Administrative and Store Operating Expenses
For year-to-date 2026, our general, administrative and store operating expenses increased $79 million, or 8%, to $1.011 billion compared to year-to-date 2025. The increase in general, administrative and store operating expenses compared to year-to-date 2025 was primarily due to increases in store selling and marketing expenses and an increase in incentive compensation expenses associated with our improved results.
The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 31.9% from 33.2% compared to year-to-date 2025 primarily due to leverage as a result of the increase in net sales.
Interest Expense
For year-to-date 2026, our interest expense decreased $5 million to $30 million compared to year-to-date 2025 primarily due to our lower average outstanding debt under our ABL Facility and Term Loan Facility and a lower average borrowing rate for our Term Loan Facility.
Provision for Income Taxes
For year-to-date 2026, our effective tax rate was 21.5% compared to 30.5% year-to-date 2025. The year-to-date 2026 rate differed from our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits related to share-based compensation awards that vested in the period. The year-to-date 2025 rate differed from our combined estimated federal and state statutory rate primarily due to additional tax expense related to share-based compensation awards that vested in the period.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Net cash provided by operating activities is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday season.
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

The following table provides a summary of our working capital position and capitalization as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Net Cash Provided by Operating Activities (a)	$265	$499	$6
Capital Expenditures (a)	128	187	111
Working Capital	519	376	194
Capitalization:
Long-term Debt	971	971	1,048
Victoria’s Secret & Co. Shareholders’ Equity	990	856	680
Total Capitalization	$1,961	$1,827	$1,728
Amounts Available Under the ABL Facility (b)	$649	$589	$524
_______________
(a)The August 1, 2026 and August 2, 2025 amounts represent twenty-six-week periods and the January 31, 2026 amounts represent a fifty-two-week period.
(b)For the reporting period ended August 1, 2026, the availability under the ABL Facility was limited by our borrowing base of $666 million, less letters of credit of $17 million. For the reporting period ended January 31, 2026, the availability was limited by our borrowing base of $606 million, less letters of credit of $17 million. For the reporting period ended August 2, 2025, the availability under the ABL Facility was limited by our borrowing base of $616 million, less outstanding borrowings of $75 million and letters of credit of $17 million.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2026 and 2025:

	Year-to-Date
	2026	2025
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$518	$227
Net Cash Provided by Operating Activities	265	6
Net Cash Used for Investing Activities	(128)	(111)
Net Cash Provided by (Used for) Financing Activities	(136)	67
Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(39)
Cash and Cash Equivalents, End of Period	$522	$188
Operating Activities
Net cash provided by operating activities reflects net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and deferred tax expense, as well as changes in working capital. Net cash provided by operating activities year-to-date 2026 was $265 million, an increase in net cash flows provided by operating activities of $259 million compared to year-to-date 2025. The increase in net cash flows provided by operating activities year-to-date 2026 was primarily driven by an increase in net income of $224 million, net of the non-cash items noted above, and lower net operating cash outflows associated with working capital changes of $45 million. The most significant driver resulting in the increase in net cash flows provided by operating activities year-to-date 2026 was the $148 million of IEEPA tariff refund recoveries, which included $4 million of interest received, in year-to-date 2026. The most significant working capital driver resulting in the increase in net operating cash flows year-to-date 2026 compared to year-to-date 2025 was related to the timing of payments for the increase in inventory levels. The increase in inventory levels was primarily related to supporting our net sales growth.
Investing Activities
Net cash used for investing activities was $128 million and $111 million for year-to-date 2026 and 2025, respectively, consisting solely of capital expenditures for both periods. The capital expenditures were primarily related to our store capital program and improving the customer experience, along with investments in technology and logistics to support our strategic initiatives to drive growth and operating efficiencies.

We estimate capital expenditures in the range of $220 million to $240 million in fiscal year 2026. We expect that our capital expenditures will be focused on investing in our store capital program and improving the customer experience, along with investments in technology and logistics to support our strategic initiatives to drive growth and operating efficiencies.
Financing Activities
Net cash used for financing activities year-to-date 2026 was $136 million, consisting primarily of $100 million of share repurchases, $55 million of repayments under the ABL Facility and $30 million of payments for taxes on share-based compensation awards issued, partially offset by borrowings of $55 million under the ABL Facility.
Net cash provided by financing activities year-to-date 2025 was $67 million, consisting primarily of borrowings of $245 million under the ABL Facility, partially offset by $170 million of repayments under the ABL Facility.
Common Stock Share Repurchases
Our Board determines share repurchase authorizations, giving consideration to our levels of profit and cash flows, capital requirements, current and forecasted liquidity, and restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions existing at the time. We use cash flows generated from operating activities to fund our share repurchases. Once authorized by our Board, the timing and amount of any share repurchases are made at our discretion, taking into account a number of factors, including market conditions.
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
We repurchased the following shares of our common stock under the March 2024 Share Repurchase Program during year-to-date 2026:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2024 Share Repurchase Program	$250	2,208	$100	$45.27
Shares repurchased under the March 2024 Share Repurchase Program were retired upon repurchase. As a result, year-to-date 2026 we retired 2.2 million shares repurchased under the March 2024 Share Repurchase Program, which resulted in reductions of less than $1 million in the par value of Common Stock, $9 million in Paid-in Capital and $91 million in Retained Earnings.
We did not repurchase any shares of our common stock under the March 2024 Share Repurchase Program in the second quarter of 2026. As of August 1, 2026, we were authorized to repurchase up to $150 million of our common stock under the March 2024 Share Repurchase Program.
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

Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts and any current portion, as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$381 million Term Loan due August 2028 (“Term Loan Facility”)	$378	$379	$381
Asset-based Revolving Credit Facility due May 2030 (“ABL Facility”)	—	—	75
Total Senior Secured Debt with Subsidiary Guarantee	378	379	456
Senior Debt with Subsidiary Guarantee
$600 million, 4.625% Fixed Interest Rate Notes due July 2029 (“2029 Notes”)	597	596	596
Total Senior Debt with Subsidiary Guarantee	597	596	596
Total	975	975	1,052
Current Debt	(4)	(4)	(4)
Total Long-term Debt, Net of Current Portion	$971	$971	$1,048
Cash paid for interest was $28 million and $31 million for year-to-date 2026 and 2025, respectively.
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
Credit Facilities
We have a senior secured term loan B credit facility with an original principal amount of $400 million, which will mature in August 2028. The discounts and issuance costs from the Term Loan Facility are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets. We are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the original principal amount of $400 million. We made principal payments for the Term Loan Facility of $1 million during both the second quarter of 2026 and 2025 and $2 million during both year-to-date 2026 and 2025.
Interest on the loans under the Term Loan Facility is calculated by reference to Term SOFR or an alternative base rate, plus an applicable interest rate (i) in the case of loans bearing interest based on Term SOFR, equal to 2.75% and (ii) in the case of alternate base rate loans, equal to 1.75%. The obligation to pay principal and interest on the loans under the Term Loan Facility is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned domestic subsidiaries. The loans under the Term Loan Facility are secured on a first-priority lien basis by certain assets of ours and our subsidiary guarantors that do not constitute priority collateral under the ABL Facility and on a second-priority lien basis by priority collateral under the ABL Facility, subject to customary exceptions. As of August 1, 2026, the interest rate on the loans under the Term Loan Facility was 6.42%.
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
We borrowed $55 million and $245 million from the ABL Facility year-to-date 2026 and 2025, respectively, and made repayments of $55 million and $170 million under the ABL Facility year-to-date 2026 and 2025, respectively. As of August 1, 2026, there were no borrowings outstanding under the ABL Facility and we had $17 million of outstanding letters of credit that reduced our availability under the ABL Facility. As of August 1, 2026, our remaining availability under the ABL Facility was $649 million.
Our long-term debt and borrowing facilities contain certain financial and other covenants, including, but not limited to, the maintenance of financial ratios. The 2029 Notes and the Term Loan Facility include the maintenance of a consolidated coverage ratio and a consolidated total leverage ratio, and the ABL Facility includes the maintenance of a fixed charge coverage ratio and a debt to EBITDAR ratio. The financial covenants could, within specific predefined circumstances, limit our ability to incur additional indebtedness, make certain investments, pay dividends or repurchase shares. As of August 1, 2026, we were in compliance with all covenants under our long-term debt and borrowing facilities.
Credit Ratings
The following table provides our credit ratings as of August 1, 2026:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Secured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	B1	BB-
Outlook	Stable	Positive
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2026 that had a material impact on our results of operations, financial position or cash flows.
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
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs, primarily by removing references to project stages from capitalization criteria and further clarifying the threshold entities apply to begin capitalizing costs. This standard will be effective for interim and annual reporting periods beginning in fiscal year 2028, with early adoption permitted. This standard may be applied prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. As of August 1, 2026, our investment portfolio was primarily comprised of money market funds and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Our outstanding long-term debt as of August 1, 2026 consists of the 2029 Notes, which have a fixed interest rate, and the $381 million in outstanding borrowings under the Term Loan Facility, which has a variable interest rate based on Term SOFR. Our exposure to interest rate changes is limited to the fair value of the debt outstanding as well as the interest we pay on the Term Loan Facility, which we believe would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Principal Value	$981	$983	$985
Fair Value, Estimated (a)	966	971	942
________________
(a)The estimated fair value of our publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

As of August 1, 2026, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. We further believe the principal value of the outstanding debt under the ABL Facility as of August 2, 2025 approximates its fair value based on the terms of the borrowings from the ABL Facility.
The following table provides a summary of our Designated Cash Flow Hedges recognized at fair value on a recurring basis as of August 1, 2026, January 31, 2026 and August 2, 2025 (in millions):

	Measurement Level	August 1, 2026	January 31, 2026	August 2, 2025
Designated Cash Flow Hedge Assets	Level 2	$1	$—	$—
The estimated fair values of the Designated Cash Flow Hedges were determined using the market approach, which utilizes observable market inputs, including spot and forward currency exchange rates. These are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement.
Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. As of August 1, 2026, our investment portfolio was primarily comprised of money market funds and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of shares of our common stock during the second quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (c)
	(in thousands)		(in thousands)
May 3, 2026 - May 30, 2026 (“May 2026”)	11	$51.16	—	$150,046
May 31, 2026 - July 4, 2026 (“June 2026”)	13	79.72	—	150,046
July 5, 2026 - August 1, 2026 (“July 2026”)	6	77.19	—	150,046
Total	30		—
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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

On July 1, 2026, Melinda McAfee, our Chief Legal and Compliance Officer, adopted a trading plan intended to satisfy the conditions of Rule 10b5-1(c) of the Exchange Act. Ms. McAfee’s trading plan provides for the sale of up to 42,000 shares of our common stock in amounts and prices determined in accordance with the plan’s terms. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 31, 2027 or earlier if all shares authorized for sale under the plan are sold.

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
Date: September 4, 2026
*    Mr. Sekella is the principal financial officer and the principal accounting officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.